Form 10-Q
period 1995-09-30
EQUITABLE CAPITAL PARTNERS L P
filed 1995-11-14
CIK 828847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the Period Ended:  September 30, 1995

                 Commission File Number 0-16531

                 EQUITABLE CAPITAL PARTNERS, L.P.
  (Exact name of registrant as specified in its governing instruments)

         Delaware                               13-3486115
(State or other jurisdiction         (IRS Employer Identification No.)
of incorporation or organization)

                     1345 Avenue of the Americas
                      New York, New York  10105
       (Address of principal executive offices and zip code)

  Registrant's telephone number, including area code:(212) 969-1000

    Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name of each exchange on which registered
       None                                  Not Applicable

     Securities registered pursuant to Section 12(g) of the Act
              Units of Limited Partnership Interest
                        (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Selected information from the Prospectus, dated July 15, 1988, and filed with the Securities and Exchange Commission on July 19, 1988 (File No. 33-20093), is incorporated by reference into Parts I, II and III of this Quarterly Report on Form 10-Q.

                  EQUITABLE CAPITAL PARTNERS, L.P.

                        TABLE OF CONTENTS

                 PART I - FINANCIAL INFORMATION

                                                           Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of September 30, 1995 and December 31, 1994     3

Statements of Operations - For the Three and Nine
  Months Ended September 30, 1995 and 1994                   4

Statements of Changes in Net Assets - For the Nine
  Months Ended September 30, 1995 and 1994                   5

Statements of Cash Flows - For the Nine Months Ended
  September 30, 1995 and 1994                                6

Statement of Changes in Partners' Capital -
  For the Nine Months Ended September 30, 1995               7

Schedule of Portfolio Investments - September 30, 1995       8

Supplemental Schedule of Realized Gains and Losses
  For the Nine Months Ended September 30, 1995              14

Notes to Financial Statements                               15


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations             24


                PART II - OTHER INFORMATION

Item 6.  Exhibits                                           30

                          EQUITABLE CAPITAL PARTNERS, L.P.
              STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL


                                                    September
                                                    30, 1995      December 31,
                                            Notes  (Unaudited)       1994
ASSETS:

Investments                                2,10,12
 Enhanced Yield Investments at Value-
  Managed Companies
  (amortized cost of $120,720,908 at
  September 30, 1995 and $125,851,772
  at December 31, 1994)                           $ 86,238,955    $108,250,458
  Non-Managed Companies
  (amortized cost of $22,381,604 at
  September 30, 1995 and $23,400,149
  at December 31, 1994)                              6,360,928      13,041,887
 Temporary Investments
  (at amortized cost)                               18,391,821      31,713,674
Cash                                                    82,305         157,275
Interest Receivable                       2,12       2,522,964       2,691,595
Note Receivable                           3,4        1,977,328       2,184,472
Prepaid Expenses                                         3,967               -

TOTAL ASSETS                                      $115,578,268    $158,039,361

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
  Professional Fees Payable             9         $     23,947    $     27,132
  Independent General Partners'
    Fees Payable                        8               14,123          12,325
  Fund Administrative Expenses
    Payable                             7               22,556          51,707
  Other Accrued Liabilities                             11,467          17,994
    Total Liabilities                                   72,093         109,158

Partners' Capital
  Managing General Partner              3,4          1,431,522       1,828,320
  Limited Partners (284,611 Units)      4          114,074,653     156,101,883
    Total Partners' Capital                        115,506,175     157,930,203

TOTAL LIABILITIES AND PARTNERS' CAPITAL           $115,578,268    $158,039,361



                 See the Accompanying Notes to Financial Statements.

                                   EQUITABLE CAPITAL PARTNERS, L.P.
                                      STATEMENTS OF OPERATIONS
                                             (UNAUDITED)


                                                            For the Three Months Ended     For the Nine Months Ended
                                                            September       September       September     September
                                                            30, 1995        30, 1994        30, 1995      30, 1994
INVESTMENT INCOME - NOTES 2,12:
Interest                                                 $  2,038,993      $1,523,010      $ 6,256,498    $ 6,988,079
Discount                                                       12,766         199,146           36,889        702,420
  TOTAL INVESTMENT INCOME                                   2,051,759       1,722,156        6,293,387      7,690,499

EXPENSES:
Investment Advisory Fee - Note 6                              338,234         441,324        1,104,449      1,414,011
Fund Administration Fees and Expenses - Note 7                237,577         285,304          820,415      1,166,110
Independent General Partners' Fees and Expenses - Note 8       38,000          34,231          128,469        130,518
Professional Fees - Note 9                                      7,570          54,898           37,257         62,601
Valuation Expenses                                              5,750           7,000           13,235         26,758
Insurance Fees                                                      -             702                -          2,755
TOTAL EXPENSES                                                627,131         823,459        2,103,825      2,802,753

NET INVESTMENT INCOME                                       1,424,628         898,697        4,189,562      4,887,746

NET CHANGE IN UNREALIZED DEPRECIATION ON
  INVESTMENTS - Note 12                                   (12,918,142)     (3,277,544)     (22,543,056)   (23,682,840)

NET REALIZED GAINS ON INVESTMENTS- Note 10                  4,567,590       5,524,430        4,650,333     12,657,649

NET INCREASE (DECREASE) IN NET ASSETS RESULTING
  FROM OPERATIONS                                        $ (6,925,924)     $3,145,583     $(13,703,161)   $(6,137,445)


            See the Accompanying Notes to Financial Statements.


                 EQUITABLE CAPITAL PARTNERS, L.P.
               STATEMENTS OF CHANGES IN NET ASSETS
                           (UNAUDITED)


                                                For the Nine Months Ended
                                             September 30,    September 30,
FROM OPERATIONS:                                1995              1994

Net Investment Income                        $  4,189,562     $  4,887,746

Net Change in Unrealized Depreciation
  on Investments                               (22,543,056)      (23,682,840)

Net Realized Gains on Investments               4,650,333       12,657,649

Net Decrease in Net Assets Resulting
  from Operations                             (13,703,161)      (6,137,445)

Cash Distributions to Partners                (28,513,725)     (40,164,126)

Reduction in Managing General Partners'
  Contribution                                   (207,142)        (225,854)

Total Decrease                                (42,424,028)     (46,527,425)

NET ASSETS:

Beginning of Period                           157,930,203      219,924,070

End of Period                                $115,506,175     $173,396,645



       See the Accompanying Notes to Financial Statements.


                            EQUITABLE CAPITAL PARTNERS, L.P.
                               STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                         For the Nine Months Ended
                                                       September 30,    September 30,
                                                           1995             1994
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
 Interest and Discount Income                          $  6,822,785    $   9,419,424
 Fund Administration Fees and Expenses                     (849,566)      (1,123,140)
 Investment Advisory Fee                                 (1,104,449)      (1,414,011)
 Independent General Partners' Fees and Expenses           (126,670)        (132,252)
 Valuation Expenses                                         (19,762)         (31,256)
 Sale of Temporary Investments, Net                      13,872,040       10,425,430
 Proceeds from Sales and Principal Payments
    of Enhanced Yield Investments                         9,888,786       23,228,697
 Other Accrued Liabilities                                        -           (8,475)
 Professional Fees                                          (40,442)         (54,537)
 Insurance Fees                                              (3,967)          (4,139)
    Net Cash Provided by Operating Activities            28,438,755       40,305,741
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash Distributions to Partners                         (28,513,725)     (40,164,126)
    Net Cash Used in Financing Activities               (28,513,725)     (40,164,126)
Net Increase (Decrease) in Cash                             (74,970)         141,615
Cash at the Beginning of the Period                         157,275           28,396
Cash at the End of the Period                          $     82,305     $    170,011

          RECONCILIATION OF NET DECREASE IN NET ASSETS RESULTING FROM
            OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

 Net Decrease in Net Assets Resulting From Operations $ (13,703,161)    $ (6,137,445)

 Adjustments to Reconcile Net Decrease in Net Assets
  Resulting from Operations to Net Cash Provided by
  Operating Activities:
 Decrease in Investments                                 19,110,494       31,554,208
 Decrease in Accrued Interest,
  Dividends and Discount Receivables                        529,397        1,728,923
 Increase in Receivable for Investments Sold                      -      (10,557,728)
 Decrease in Other Accrued Liabilities                       (6,527)         (17,112)
 (Decrease) Increase in Fund Administration
    Expenses Payable                                        (29,151)          42,970
 (Increase) Decrease in Prepaid Expenses                     (3,967)           2,755
 Net Change in Unrealized Depreciation on Investments    22,543,056       23,682,840
 Increase (Decrease) in Independent General Partners'
    Fees Payable                                              1,799           (1,675)
 (Decrease) Increase in Professional Fees Payable            (3,185)           8,005
    Total Adjustments                                    42,141,916       46,443,186
Net Cash Provided by Operating Activities              $ 28,438,755     $ 40,305,741



               See the Accompanying Notes to Financial Statements.

                                 EQUITABLE CAPITAL PARTNERS, L.P.
                             STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                           (UNAUDITED)

                                                        Managing
                                                        General      Limited
                                               Notes    Partner      Partners         Total

FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 1995

Partners' Capital at January 1, 1995                   $1,828,320   $156,101,883   $157,930,203
Cash Distributions to Partners                            (52,625)   (28,461,100)   (28,513,725)
Reduction in Managing General Partner's
  Contribution                                   3       (207,142)             -       (207,142)
Allocation of Net Investment Income             11         41,896      4,147,666      4,189,562
Allocation of Net Unrealized Depreciation
  on Investments                                12       (225,430)   (22,317,626)   (22,543,056)
Allocation of Net Realized Gains on Investments            46,503      4,603,830      4,650,333
Partners' Capital at September 30, 1995                $1,431,522   $114,074,653   $115,506,175


                        See the Accompanying Notes to Financial Statements



                                              EQUITABLE CAPITAL PARTNERS, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                              SEPTEMBER 30, 1995  (UNAUDITED)

  Principal                                                                                                                 % Of
   Amount/                                                              Investment  Investment   Amortized       Value      Total
   Shares       Investment                                                Date        Cost         Cost        (Note 2)  Investments
                ENHANCED YIELD INVESTMENTS
                MANAGED COMPANIES

                AMERICAN PAPER GROUP, LTD.
$1,209,417      American Paper Group, Ltd., Sub. Nts. 5% due 12/31/00*  01/18/94  $   820,467   $  888,861    $  888,861
2,021 Shares    American Paper Holdings Inc., Common Stock**            01/18/94      136,903      136,903       136,903
                                                                                      957,370    1,025,764     1,025,764      0.92

                AMPEX RECORDING MEDIA CORP.
                  (Formerly 319 Holdings, Inc.)
$9,660,000      Ampex Recording Media Corp., Sr. Sub. Nt. Series A
                   14% due 07/31/99*(b)                                 12/31/90    7,052,513    7,349,917     2,415,000
$3,360,000      Ampex Recording Media Corp., Sr. Sub. Nt. Series B
                  14% due 07/31/99*(b)                                  06/28/91    2,468,723    2,551,726       840,000
$1,414,610      Ampex Recording Media Corp., Sr. Sub. Nt. Series A
                  18.4% due 07/31/99*(b)(c)                             01/31/93      676,200      676,200       155,607
$  492,038      Ampex Recording Media Corp., Sr. Sub. Nt. Series B
                  18.4% due 07/31/99*(b)(c)                             01/31/93      235,200      235,200        54,125
14.742 Warrants Ampex Recording Media Corp., Class B Common Stock       12/31/90 &
                  Purchase Warrants**(e)                                06/28/91      366,408      366,408       102,455
                                                                                   10,799,044   11,179,451     3,567,187      3.21

                LEXMARK HOLDING, INC.
$19,667,348     Lexmark International, Inc., Sr. Sub. Nts. 14.25%
                  due 03/31/01*                                         03/27/91   19,667,348   19,667,348    19,667,348
123,987 Shares  Lexington Holding, Inc., Class B Common Stock**         03/27/91   12,398,690   12,398,690    16,738,232
                                                                                   32,066,038   32,066,038    36,405,580     32.80

                PERGAMENT HOME CENTERS, INC. - Note 12
$ 3,236,800     Pergament Acq. Corp., Home Centers, Inc. Floating
                  Rate Demand Note due 07/31/00*                        10/18/91    3,236,800    3,236,800     3,236,800
380.80 Shares   Pergament Holding, Corp., Common Stock Class B**        02/28/89    8,568,000    8,568,000     2,142,000
139.0545 Shares Pergament Holding, Corp., Common Stock Class C**        02/28/89            0            0             0
                                                                                   11,804,800   11,804,800     5,378,800      4.85


                                      See the Accompanying Notes to Financial Statements.


                                              EQUITABLE CAPITAL PARTNERS, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                              SEPTEMBER 30, 1995  (UNAUDITED)
                                                        (CONTINUED)

  Principal                                                                                                                % Of
   Amount/                                                             Investment  Investment   Amortized       Value      Total
   Shares         Investment                                              Date        Cost         Cost        (Note 2)  Investments
                  RI HOLDINGS, INC. - Notes 10,12
$22,584,916       RI Holdings, Inc., Sr. Sub. Nts. 16% due
                    08/31/01*(a)(b)                                     04/25/94   $11,828,850  $11,828,850  $ 9,463,080
304,934 Shares    RI Holdings, Inc., Common Stock**                     09/01/89     3,049,340    3,049,340            0
212,407.91 Shares RI Holdings, Inc., Common Stock**                     Various          2,124        2,124            0
46,062.5 Shares   RI Holdings, Inc., Common Stock**                     04/25/94           461          461            0
186,879.68 Shares RI Holdings, Inc., Common Stock**                     05/09/95         1,869        1,869            0
                                                                                    14,882,644   14,882,644    9,463,080      8.53
                  TULIP HOLDING CORPORATION - Note 12
$ 8,530,088       Tulip Holding Corp., Sub. Nt.14.5% due
                    12/29/97*(a)(b)                                     12/29/89     8,499,467    8,516,694      426,504
$   428,255       Tulip Holding Corp., Sub. Nt.16.5% due
                    06/30/94*(a)(b)(c)                                  12/31/91       428,255      428,255            0
$ 1,390,676       Tulip Holding Corp., Sub. Nt.16.5% due
                    06/30/94*(a)(b)(c)                                  12/31/92     1,390,676    1,390,676            0
$   627,804       Tulip Holding Corp., Sub. Nt.16.5% due
                    06/30/94*(a)(b)(c)                                  12/31/93       627,804      627,804            0
2,843.3625 Shares Tulip Holding Corp., Series A Exchangeable
                    Pref.Stock 15%*(b)                                  12/29/89     2,843,362    2,843,362            0
153,104 Warrants  Tulip Holding Corp., Common Stock Purchase Warrants** 12/29/89        30,621       30,621            0
                                                                                    13,820,185   13,837,412      426,504      0.38

                                      See the Accompanying Notes to Financial Statements.

                                              EQUITABLE CAPITAL PARTNERS, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                              SEPTEMBER 30, 1995  (UNAUDITED)
                                                       (CONTINUED)

  Principal                                                                                                                 % Of
   Amount/                                                             Investment  Investment   Amortized       Value       Total
   Shares         Investment                                              Date        Cost         Cost        (Note 2)  Investments
                  UNITED STATES LEATHER HOLDINGS, INC.
$18,684,000       U.S. Leather Holdings, Inc., Sr. Sub. Deb. 15%
                    due 01/31/04*                                       08/06/93  $ 18,556,021 $ 18,569,686 $ 18,569,686
$    46,341       U.S. Leather Holdings, Inc., Sr. Sub. Deb. 15%
                    due 08/05/98*(a)                                    11/30/93        46,341       46,341            0
$   561,907       U.S. Leather Holdings, Inc., Sr. Sub. Deb. 15%
                    due 08/05/98*(a)                                    02/28/94       561,907      561,907            0
$   530,436       U.S. Leather Holdings, Inc., Sr. Sub. Deb. 15%
                    due 08/05/98*(a)                                    11/30/94       530,436      530,436            0
$   730,090       U.S. Leather Holdings, Inc., Sr. Sub. Deb. 15%
                    due 08/05/98*(a)                                    02/28/95       730,090      730,090            0
$   320,008       U.S. Leather Holdings, Inc., Sr. Sub. Deb. 15%
                    due 08/05/98*(a)                                    05/31/95       320,008      320,008            0
$   515,070       U.S. Leather Holdings, Inc., Sr. Sub. Deb. 15%
                    due 08/05/98*(a)                                    08/31/95       515,070      515,070            0
3,514.13 Shares   U.S. Leather Holdings, Inc., Sr. Sub. Pref. Stock
                    8% redeemable 03/31/01*(a)                          12/30/88     2,576,000    2,576,000            0
191,504 Shares    U.S. Leather Holdings, Inc., Jr. Sub. Pref.
                    Stock*(a)                                           08/06/93             0            0            0
191,504 Warrants  U.S. Leather Holdings, Inc., Non-Voting Common Stock
                    Purchase Warrants**                                 08/06/93       238,247      238,247            0
                                                                                    24,074,120   24,087,785   18,569,686     16.73
                USAT HOLDINGS INC.
603 Shares      USAT Holdings Inc., Common Stock**                     01/05/90 &
                                                                       12/19/91      7,229,058     7,229,058    7,229,058
                                                                                     7,229,058     7,229,058    7,229,058     6.52
                WB BOTTLING CORPORATION - Note 12
3,135 Shares    WB Bottling Corp., Preferred Stock**                   09/12/90        313,500       313,500       31,350
41,663 Shares   WB Bottling Corp., Common Stock**                      09/12/90 &
                                                                       08/11/92        169,456       169,456       16,946
                                                                                       482,956       482,956       48,296     0.04
                WSR ACQUISITION CORPORATION
$ 1,815,000     Whitlock Acq. Corp., Sr. Sub. Nt. 15% due 05/31/00*    06/13/90      1,815,000     1,815,000    1,815,000
$ 2,310,000     R&S Acq. Corp., Inc., Sr. Sub. Nt. 15% due 05/31/00*   06/13/90      2,310,000     2,310,000    2,310,000
                                                                                     4,125,000     4,125,000    4,125,000     3.72

                TOTAL INVESTMENT IN MANAGED COMPANIES                             $120,241,215  $120,720,908  $86,238,955    77.70

                                      See the Accompanying Notes to Financial Statements.


                                              EQUITABLE CAPITAL PARTNERS, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                              SEPTEMBER 30, 1995  (UNAUDITED)
                                                       (CONTINUED)

  Principal                                                                                                                  % Of
   Amount/                                                              Investment  Investment   Amortized       Value       Total
   Shares        Investment                                                Date        Cost         Cost        (Note 2) Investments
                 NON-MANAGED COMPANIES

                 AMERICAN SAFETY RAZOR COMPANY - Notes 10, 12
216,593 Shares   ASR Acquisition Corp., Common Stock(d)                 04/14/89    $    34,056   $    34,056   $2,057,634
3,152 Shares     ASR Acquisition Corp., Common Stock(d)                 05/22/89            505           505       29,944
                                                                                         34,561        34,561    2,087,578     1.88

                  APOLLO RADIO HOLDING CO., INC.
$1,650,000        Apollo Radio Holding Co., Inc. Sr. Sub. Nt.
                    15% due 01/01/97*                                   06/01/90      1,650,000     1,650,000    1,650,000
 57.75 Shares     Apollo Radio Holding Co., Inc., Common Stock**        06/01/90        119,942       119,942            0
 49.5 Shares      Apollo Radio Holding Co., Inc., Common Stock**        04/03/90        102,808       102,808            0
 17.8749 Warrants Apollo Radio Holding Co., Inc., Common Stock
                    Purchase Warrants**                                 04/03/90              0             0            0
                                                                                      1,872,750     1,872,750    1,650,000     1.49

                  COLOR YOUR WORLD, CORP. - Note 12
 28,000,000 Units CYW, Sr. Partnership Units**                          01/05/89     16,403,054    16,403,054            0
 500 Units        CYW, Jr. Partnership Units**                          01/05/89              0             0            0
                                                                                     16,403,054    16,403,054            0     0.00

                  MTI HOLDINGS, INC. - Notes 10,12
$915,779          MTI Holdings, Inc., Sr. Sec. Nt. 5% due 08/15/99*     07/01/94        915,779       915,779      457,890
 43,436 Shares    MTI Holdings, Inc., Class B Common Stock**            07/01/94        990,000       990,000            0
                                                                                      1,905,779     1,905,779      457,890     0.41





                                      See the Accompanying Notes to Financial Statements.


                                              EQUITABLE CAPITAL PARTNERS, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                              SEPTEMBER 30, 1995  (UNAUDITED)
                                                       (CONTINUED)

  Principal                                                                                                                  % Of
   Amount/                                                             Investment  Investment    Amortized       Value       Total
   Shares         Investment                                             Date        Cost          Cost        (Note 2)  Investments

                  WESTERN PIONEER, INC. - Note 10
$ 9,460,000       Western Pioneer, Inc., Sr. Sub. Nts. 10% due
                    12/01/02*(b)                                      11/30/94 $  2,165,460  $  2,165,460    $  2,165,460
 162,161 Warrants Western Pioneer, Inc., Common Stock Purchase
                    Warrants**                                        11/30/94            0             0               0
                                                                                  2,165,460     2,165,460       2,165,460     1.95

TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                      $ 22,381,604  $ 22,381,604    $  6,360,928     5.73

TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS                                 $142,622,819  $143,102,512    $ 92,599,883    83.43


                                      See the Accompanying Notes to Financial Statements.


                                              EQUITABLE CAPITAL PARTNERS, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                              SEPTEMBER 30, 1995  (UNAUDITED)
                                                      (CONCLUDED)

  Principal                                                                                                                 % Of
   Amount/                                                           Investment  Investment    Amortized       Value        Total
   Shares         Investment                                            Date        Cost          Cost        (Note 2)   Investments
                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER

$  450,000        South West Bell, 5.58% due 10/11/95                07/12/95  $    443,653    $   449,302   $    449,302
$7,100,000        October Corp., 5.775% due 10/17/95                 09/08/95     7,055,581      7,081,777      7,081,777
$3,900,000        Allomon Funding Corp., 5.75% due 10/03/95          09/19/95     3,891,279      3,898,754      3,898,754
$3,770,000        ESC Securitization, 5.73% due 10/05/95             09/22/95     3,762,199      3,767,600      3,767,600
$3,200,000        Ford Motor Credit, 5.74% due 10/12/95              09/27/95     3,192,347      3,194,388      3,194,388

                  TOTAL INVESTMENT IN COMMERCIAL PAPER                           18,345,059     18,391,821     18,391,821   16.57



                  TOTAL TEMPORARY INVESTMENTS                                  $ 18,345,059   $ 18,391,821   $ 18,391,821   16.57
                  TOTAL INVESTMENT PORTFOLIO                                   $160,967,878   $161,494,333   $110,991,704  100.00%



*    Restricted Security
**   Restricted Non-income Producing Security
***  Affiliated Companies
(a)  Includes receipt of payment-in-kind securities.
(b)  Non-accrual investment status.
(c)  Includes capitalized deferred income.
(d)  Publicly traded class of securities.
(e)  Underlying security publicly traded.



                                              EQUITABLE CAPITAL PARTNERS, L.P.
                                     SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                                        (UNAUDITED)


                                                             PAR VALUE OR
                                             DATE OF           NUMBER OF     AMORTIZED        NET            REALIZED
SECURITY                                   TRANSACTION           SHARES        COST         PROCEEDS        GAIN (LOSS)

Polaris Pool Systems
  Common Stock                              03/22/95               -         $    -         $82,743(A)      $82,743

Total Net Realized Gains for the
  Three Months Ended March 31, 1995                                               -          82,743          82,743


Total Net Realized Gains for the
  Three Months Ended June 30, 1995                                                -               -               -

Haddon
  Common Stock                              08/09/95              -               -          54,118(A)       54,118
Polaris Pool Systems
  Common Stock                              08/09/95              -               -          16,245(A)       16,245
ASR Acquisition Corp.
  Series B Subordinated 13.5% Notes         08/03/95   3,045,312          3,045,312       3,106,218          60,906
J.P. Foodservice, Inc.
  Common Stock                              09/15/95     507,490          4,390,261       8,344,264       3,954,003
Multi-Turf
  Common Stock                              09/30/95         152.46          39,312         521,630         482,318

Total Net Realized Gains for the
  Three Months Ended September 30, 1995                                   7,474,885      12,042,475       4,567,590

Total Net Realized Gains for the
  Nine Months Ended September 30, 1995                                   $7,474,885     $12,125,218      $4,650,333


(A) Proceeds represent a distribution to the Fund from the escrow account.



                                      See the Accompanying Notes to Financial Statements.


2078.LBO-33
                        EQUITABLE CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)

1.  Organization and Purpose

    Equitable Capital Partners, L.P. (the "Fund") was formed along with Equitable Capital Partners (Retirement Fund), L.P. (the "Retirement Fund," and collectively with the Fund referred to as the "Funds") and the Certificates of Limited Partnership were filed under the Delaware Revised Uniform Limited Partnership Act on February 2, 1988. The Funds' operations commenced on October 13, 1988.

    On July 22, 1993, Equitable Capital Management Corporation ("Equitable Capital"), formerly the Managing General Partner and investment adviser of the Funds, transferred substantially all of the assets comprising Equitable Capital's business to Alliance Capital Management L.P. ("Alliance Capital") and its wholly-owned subsidiary, Alliance Corporate Finance Group Incorporated
("Alliance Corporate"). In connection with such transaction, the limited partners, (the "Limited Partners") of the Funds voted to approve a new investment advisory agreement between the Funds and Alliance Corporate and also voted to admit Alliance Corporate as Managing General Partner of the Funds to succeed Equitable Capital. Accordingly, on July 22, 1993, the closing date of the transaction described above, (i) Alliance Corporate was admitted as the successor Managing General Partner of the Funds (ii) Equitable Capital withdrew from the Funds as Managing General Partner and assigned all of its interest as General Partner to Alliance Corporate and (iii) Alliance Corporate succeeded Equitable Capital as the investment adviser to the Funds pursuant to a new investment advisory agreement. Alliance Corporate (the "Investment Adviser") is a registered investment adviser under the Investment Advisers Act of 1940.

    Prior to July 22, 1993, Equitable Capital was responsible, subject to the supervision of the independent general partners of the Funds (the "Independent General Partners"), for the management of the Fund's investments. As of July 22, 1993, Alliance Corporate assumed such responsibilities in its capacity as Managing General Partner and Investment Adviser of the Funds.

    The Funds have elected to operate as business development companies under the Investment Company Act of 1940, as amended. The Funds seek current income and capital appreciation potential through investments in privately-structured, friendly leveraged acquisitions and other leveraged transactions. The Funds have pursued this objective by investing primarily in subordinated debt and related equity securities ("Enhanced Yield Investments") issued in conjunction with the "mezzanine financing" of friendly leveraged acquisitions and leveraged recapitalizations.

    As stated in the Partnership Agreement, the Fund will terminate on October 13, 1998, subject to the right of the Independent General Partners to extend the term of the Fund for up to two additional one year periods, after which the Fund will liquidate any remaining investments within five years.

2.  Significant Accounting Policies

    Basis of Accounting

    For financial reporting purposes, the Fund's records are maintained using the accrual method of accounting.

    Valuation of Investments

    Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Fund. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Fund's portfolio and make recommendations regarding the value of the Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

    For privately issued securities in which the Fund typically invests, the fair value of an investment is its initial cost, adjusted for amortization of discount or premium and as subsequently adjusted to reflect the occurrence of significant developments. "Significant developments" are business, economic or market events that may affect a company in which an investment has been made or the securities comprising such investment. For example, significant developments that could result in a writedown in value include, among other things, events of default with respect to payment obligations or other developments indicating that a portfolio company's performance may fall short of acceptable levels. A writeup in value of an investment could take place when a significant favorable development occurs, such as a transaction representing the partial sale of an investment that would result in a capital gain, or company performance exceeding expected levels on a sustained basis. Although the General Partners use their best judgment in determining the fair value of these investments, there are inherent limitations in any valuation technique involving securities of the type in which the Fund invests. Therefore, the fair values resented herein are not necessarily indicative of the amount which the Fund could realize in a current transaction.

    Temporary Investments with maturities of 60 days or less are valued at amortized cost, which approximates market value. Temporary Investments which mature in more than 60 days, for which market quotations are readily available, are valued at the most recent bid price or the equivalent quoted yield obtained from one or more of the market makers.

    Interest Receivable on Investments

    Investments will generally be placed on non-accrual status in the event of a default (after applicable grace period expires) or if the Managing General Partner determines that there is no reasonable expectation of collecting interest.

    Payment-In-Kind Securities

    All payment-in-kind securities received in lieu of cash interest payments from the Fund's portfolio companies are recorded at face value, unless the Managing General Partner determines that there is no reasonable expectation of collecting the full principal amounts of such securities.

    Income Taxes

    No provision for income taxes has been made since all income and losses are allocated to the Fund's partners ("Partners") for inclusion in their respective tax returns.

    Investment Transactions

    Enhanced Yield Investments - The Fund records transactions on the date on which it obtains an enforceable right to demand the securities or payment thereof.

    Temporary Investments - The Fund records transactions on the trade date.

    Realized gains and losses on investments are determined on the basis of specific identification for accounting and tax purposes.

    Sales, Marketing and Offering Expenses and Sales Commissions

    Sales commissions and selling discounts have been allocated to the specific Partners' accounts to which they are applicable. Sales, marketing and offering expenses are allocated between the Funds in proportion to the number of units issued by each Fund and to the Partners in proportion to their capital contributions.

3.  Note Receivable

    On July 22, 1993, pursuant to the terms of the Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Fund, has contributed a non-interest bearing promissory note (the "Note") to the Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as such Limited Partners receive distributions representing additional returns of capital. Such distributions received for the nine months ended September 30, 1995 resulted in a $207,142 reduction of the principal amount of the Note. The promissory note of Equitable Capital was cancelled upon the contribution of Alliance Corporate's note.

4.  Capital Contributions

    On October 13, 1988, the Fund closed the initial public offering of its units of Limited Partner interests ("Units"). Equitable Capital, the Fund's Managing General Partner at that time, accepted subscriptions for 284,611 Units and admitted 18,288 Limited Partners.

    The Limited Partners' total capital contributions were $283,873,400, after giving effect to volume discounts allowed of $737,600. Equitable Capital's aggregate capital contribution was in the form of a promissory note in the principal amount of $2,641,469. On July 22, 1993, Equitable Capital's note was cancelled and Alliance Corporate, as successor Managing General Partner, made a capital contribution in the form of a promissory note on such date, as described in Note 3. Sales, marketing and offering expenses and selling commissions have been charged against proceeds resulting in net capital contributed by Limited Partners of $261,531,542.

    Allocation of income, loss and distributions of cash are made in accordance with the Partnership Agreement as further discussed in Note 11.

5.  Sales, Marketing and Offering Expenses and Sales Commissions

    The Fund expended a total of $535,631 for the reimbursement of sales and marketing expenses. Aggregate sales and marketing expenses of the Funds may not exceed $2,528,415 or 0.5% of the aggregate capital contributions and were allocated proportionately to the number of Units issued by each Fund. Aggregate sales and marketing expenses for the Funds totalled $951,683.

    The Fund also paid $2,098,311 for the reimbursement of offering expenses. These expenses, along with the offering expenses of the Retirement Fund and the organizational expenses of the Funds, may not exceed $6,000,000. Aggregate offering and organizational expenses for the Funds totalled $4,711,806 as of September 30, 1995.

    For their services as selling agent, the Fund paid sales commissions to Merrill Lynch, Pierce, Fenner & Smith Incorporated in the amount of $19,185,170, of which Equico Securities Corporation, an affiliate of Equitable Capital, a related party, received $317,150 as a selected dealer.

6.  Investment Advisory Fee

    As of July 22, 1993, Alliance Corporate has been receiving a quarterly Investment Advisory Fee, at the annual rate of 1.0% of the Fund's Available Capital, with a minimum annual payment of $2,000,000 collectively for the Funds, less 80% of commitment, transaction, investment banking and "break-up" or other fees related to the Fund's investments ("Deductible Fees"). Available Capital is defined as the sum of the aggregate Net Capital Contributions of the Partners less the cumulative amount of returns of capital distributed to Partners and realized losses from investments. Since becoming the successor Managing General Partner of the Fund, Alliance Corporate has not received any Deductible Fees. Alliance Corporate is a related party of the Fund.

    The Investment Advisory Fee is calculated and paid quarterly in advance. The Investment Advisory Fees paid by the Fund for the nine months ended September 30, 1995 and 1994 were $1,104,449 and $1,414,011, respectively. The decrease from 1994 to 1995 Investment Advisory Fees is due primarily to the return of capital to Limited Partners, which reduced the Fund's Available Capital, on which the Investment Advisory Fee is based.

7.  Fund Administration Fee and Expenses

    As compensation for its services during the fourth through seventh year of operation of the Funds, ML Fund Administrators, Inc. ("MLFAI"), as the Fund administrator, is entitled to receive from the Funds an annual amount equal to the greater of the (l) Minimum Fee and (ll) the Funds' prorated proportion (based on the number of Units issued by the Funds) of 0.45% of the excess of the aggregate net offering proceeds of the Units issued by the Funds over 50% of the aggregate amount of capital reductions of the Funds (subject to an annual maximum of $3.2 million). The Minimum Fee is 1.0% of the gross offering price of Units in the Funds, but not greater than $500,000. The Fund Administration Fee is calculated and paid quarterly in advance. The Fund Administration Fees paid by the Fund for the nine months ended September 30, 1995 and 1994 were $683,070 and $744,675, respectively.

    In addition to the Fund Administration Fee, MLFAI is entitled to receive reimbursement for a portion of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the nine months ended September 30, 1995 and 1994, the Fund incurred Administrative Expenses of $137,345 and $421,435, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Fund.

8.  Independent General Partners' Fees and Expenses

    As compensation for their services, each Independent General Partner is entitled to a $30,000 annual fee (payable quarterly) from the Fund in addition to $500 for each meeting attended and reimbursement for any out-of-pocket expenses. In accordance with the Fund's Partnership Agreement, the amount of the annual fee is reviewed annually by the Independent General Partners.

    For the nine months ended September 30, 1995 and 1994, the Fund incurred $128,469 and $130,518, respectively, of Independent General Partners' Fees and Expenses.

9.  Related Party Transactions

    For the nine months ended September 30, 1995, the Fund paid expenses of $34,192 as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Fund's Enhanced Yield Investments. For the nine months ended September 30, 1994, the Fund paid expenses of $54,289 as reimbursement for legal services provided by Equitable Life in connection with the Fund's Enhanced Yield Investments. The Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

10. Investment Transactions

    The Fund is invested primarily in Enhanced Yield Investments, also known in the securities industry as "high yield securities". The securities in which the Fund has invested were issued in conjunction with the mezzanine financing of privately structured, friendly leveraged acquisitions, recapitalizations and other leveraged financings, and are generally linked with an equity participation. Enhanced Yield Investments are debt and preferred equity securities that are unrated or are rated by Standard & Poor's Corporation as BB or lower and by Moody's Investor Services, Inc. as Ba or lower. Risk of loss upon default by the issuer is significantly greater with Enhanced Yield
Investments  than  with  investment  grade  securities  because  Enhanced  Yield
Investments are generally unsecured and are often subordinated to other creditors of the issuer. Also, these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as a recession or increasing interest rates, than investment grade issuers. Most of these securities are subject to resale restrictions and generally there is no quoted market for such securities.

    Although the Fund cannot eliminate its risks associated with participation in Enhanced Yield Investments, it has established risk management policies. The Fund subjected each prospective investment to rigorous analysis, and will make only those investments that have been recommended by the Managing General Partner and that meet the Fund's investment guidelines or that have otherwise been approved by the Independent General Partners. Fund investments are measured against specified Fund investment and performance guidelines. To limit the exposure of the Fund's capital in any single issuer, the Fund limits the amount of its investment in a particular issuer. The Fund also continually monitors portfolio companies in order to minimize the risks associated with participation in Enhanced Yield Investments.

    On August 3, 1995, the Fund sold its American Safety Razor Company 13.5% Series B Subordinated Notes for $3,106,218 and recognized a gain of $60,906 on the sale.

    On August 9, 1995, the Fund received an additional $16,245 and $54,118 from Polaris Pool Systems and Haddon Craftsman, respectively. The monies represent proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates. The amounts received are recorded and will be distributed as gains.

    On September 15, 1995 the Fund sold its common stock investment in JP Foodservice, Inc. for $8,344,264, which resulted in a gain to the Fund of $3,954,003.

    During the three months ended September 30, 1995, the Fund received total proceeds of $521,630 from Multi-Turf as paydown of the equity held, which resulted in a gain of $482,318 to the Fund.

    During the three months ended September 30, 1995, the Fund received a total of $236,500 and $9,354 from Western Pioneer and MTI Holdings, respectively, as principal paydowns of the senior notes held by the Fund. No gain, loss or income has been recorded on these transactions and the amounts will be distributed as return of capital to the Limited Partners.

    As of September 30, 1995, the Fund had investments in ten Managed Companies (a Managed Company is one to which the Fund, the Managing General Partner or other persons in the Fund's investor group make significant managerial assistance available) and five Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totalling $142,622,819 (including $3,557,850 capitalized cost of payment-in-kind securities), consisting of $87,048,415 in senior notes and subordinated notes, $5,732,862 in preferred stock and purchase warrants, $33,438,488 in common stock and purchase warrants and $16,403,054 in partnership interests.

11. Allocation of Profits and Losses

    Pursuant to the terms of the Partnership Agreement, net investment income and gains and losses on investments are generally allocated between the Managing General Partner and the Limited Partners based upon cash distributions as follows:

    first, 99% to the Limited Partners and 1% to the Managing General Partner until the Limited Partners have received a cumulative priority return of 10% non-compounded on an annual basis on their investments in Enhanced Yield Investments;

    second, 70% to the Limited Partners and 30% to the Managing General Partner until the Managing General Partner has received 20% of all current and prior distributions on such investments;

    and thereafter, 80% to the Limited Partners and 20% to the Managing General Partner.

    For the nine months ended September 30, 1995, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

    For the nine months ended September 30, 1995, the Fund recorded net unrealized depreciation on Enhanced Yield Investments of $22,543,056 compared to $23,682,840 for the nine months ended September 30, 1994. Such depreciation was the result of adjustments in value made with respect to the following investments during the nine months ended September 30, 1995:

    On March 31, 1995, Pergament Home Centers, Inc. Class B Common Stock was written down from 75% to 25% of cost, resulting in unrealized depreciation of $4,284,000.

    The RI Holdings, Inc. common stock purchased on May 9, 1995 was valued at zero, resulting in unrealized depreciation of $1,869 to the Fund.

    Due to an increase in the quoted market price of JP Foodservice common stock held by the Fund at June 30, 1995, the Fund recorded unrealized appreciation of $2,169,520. The equity was valued at 90% of the closing market price at June 30, 1995, due to contractual restrictions on resale.

    On June 30, 1995, MTI Holdings, Inc. Class B Common Stock was written down from 100% to zero and the 5% Senior Secured Note was written down from 100% to 75% of par, resulting in total unrealized depreciation of $1,221,283 to the Fund. Due to principal paydowns during the three months ended September 30, 1995, $2,338 of unrealized depreciation was reversed.

    On June 30, 1995, Tulip Holding Corp. 14.5% Subordinated Note was written down from 50% to 25% of par, resulting in unrealized depreciation of $2,132,522 to the Fund.

    On June 30, 1995, due to a default of an interest payment on senior notes held by a third party, the WB Bottling Corporation preferred and common stock held by the Fund were written down from 100% to 10% of cost, resulting in total unrealized depreciation of $434,660 to the Fund.

    On June 30, 1995, Color Your World, Corp. senior partnership units were written down from 100% to zero, resulting in unrealized depreciation of $3,280,610 to the Fund.

    Due to the sale of the common stock investment in JP Foodservice, Inc. on September 15, 1995, the Fund reversed the unrealized appreciation recorded of $2,004,108.

    Due to the decline in the quoted market price of American Safety Razor common stock, the Fund recorded total unrealized depreciation of $933,916 at September 30, 1995.

    On September 30, 1995, Ampex Recording Media Corp. 14% and 18.4% Senior Subordinated Series A Notes were written down from 50% to 25% of par value, which resulted in unrealized depreciation of $3,464,731 to the Fund.

    On September 30, 1995, US Leather Holdings, Inc. 8% Senior Subordinated Preferred Stock and the 15% Senior Subordinated PIK Notes were written down to zero, which resulted in unrealized depreciation of $5,022,252 to the Fund.

    On September 30, 1995, MTI Holdings, Inc. 5% Senior Secured Note was written down from 75% to 50% of par value, which resulted in unrealized depreciation of $228,945 to the Fund.

    On September 30, 1995, Tulip Holding Corp. 14.5% Subordinated Note was written down from 25% to 5% of par, resulting in unrealized depreciation of $1,706,018 to the Fund.

    The following investments have been on non-accrual status as of the respective dates:

    Western Pioneer, Inc. 10%
      Senior Subordinated Note               November 30, 1994
    RI Holdings, Inc. 16%
      Senior Subordinated Notes              April 25, 1994
    Tulip Holding, Corp. 14.5% and 16.5%
      Subordinated Notes                     January 1, 1994
    Ampex Recording Media Corp. 14%
      and 18.4% Senior Subordinated Notes    January 31, 1993

    Alliance Corporate continues to monitor the Fund's portfolio closely. As a matter of standard procedure, Alliance Corporate reviews each portfolio company's financial statements at least quarterly, and often monthly. Investment managers routinely review and discuss financial and operating results with the companies' management and equity sponsors, and attend periodic board of directors meetings, as appropriate. In some cases, Alliance Corporate officers, acting on behalf of the Fund, serve as directors on the boards of portfolio companies. When problems arise, communication with management and sponsors often occurs on a daily basis.

13. Income Taxes

    No provision for income taxes has been made since all income and losses are allocated to the Fund's partners for inclusion in their respective tax returns.

    Pursuant to Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, the Fund is required to disclose any difference between the tax bases of the Fund's assets and liabilities versus the amounts reported in the Financial Statements. Generally, the tax bases of the Fund's assets approximate the amortized cost amounts reported in the Financial Statements. This amount is computed annually and as of December 31, 1994, the tax basis of the Fund's assets was greater than the amounts reported in the Financial Statements by $51,780,054. This difference is primarily attributable to unrealized depreciation on investments which has not been recognized for tax purposes. Additionally, certain realized gains and losses due to restructurings were treated differently for tax purposes than for financial reporting purposes.

14. Subsequent Events

    On October 26,1995, Apollo Radio paid in full the 15% Subordinated Note held by the Fund plus all accrued interest. Total proceeds received were $3,513,365, which will be distributed with the fourth quarter distribution on February 14, 1996.

    On November 8, 1995, the Independent General Partners approved an aggregate cash distribution of $12,660,532 for the three months ended September 30, 1995, which was paid on November 14, 1995 to the Limited Partners. The amount distributed to Limited Partners on record as of September 30, 1995 was $12,631,036 or $44.38 per Unit (of which $4,815,618 is capital returned from investments in the third quarter of 1995). On a per Unit basis, this distribution to Limited Partners includes $17.20 of realized gains, $10.26 of income from operations and $16.92 of return of capital. The Managing General Partner's one percent allocation of $127,586 was reduced by its one percent allocation of realized gains and capital returned from investments of $98,091 (which is being held as a Deferred Distribution Amount pursuant to the Partnership Agreement), resulting in a net distribution to the Managing General Partners of $29,495.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Net Proceeds of Offering

    On October 13, 1988, the Fund completed the initial public offering of Units, admitting 18,288 Limited Partners who purchased 284,611 Units. The net proceeds available for investment by the Fund after such offering were $261,499,657 after volume discounts, sales commissions and organizational, offering, sales and marketing expenses.

Investments

    During the nine months ended September 30, 1995, the Fund made a follow-on investment in RI Holdings, Inc. Under the terms of RI Holdings senior subordinated notes, the Fund receives common stock at a cost of one cent per share for each interest payment date on which RI Holdings delivers payment-in-kind securities in lieu of a cash payment. On May 9, 1995, the Fund purchased 186,880 shares of RI Holdings common stock.

    As of September 30, 1995, the Fund had a total of 15 Enhanced Yield Investments at a net cost of $142,622,819 (inclusive of the receipt of securities having a capitalized cost of $3,557,850 received as payment-in-kind interest on certain Enhanced Yield Investments).

Proceeds from Investments

    During the nine months ended September 30, 1995, the Fund received proceeds from the following investments:

    On March 22, 1995, the Fund received $82,743 from the sale of Polaris Pool Systems at September 30, 1994. The payment represents part of the gain on sale that was withheld in escrow for future adjustments and expenses not paid on the closing date.

    During the nine months ended September 30, 1995, the Fund received a total of $709,500 and $27,814 from Western Pioneer and MTI Holdings, respectively, as principal paydowns of the senior notes held by the Fund. No gain or loss has been recorded on the transactions and the amounts will be distributed as return of capital to the Limited Partners.

    On August 3, 1995, the Fund sold its American Safety Razor Company 13.5% Series B Subordinated Notes for $3,106,218 and recognized a gain of $60,906 on the sale.

    On August 9, 1995, the Fund received an additional $16,245 and $54,118 from Polaris Pool Systems and Haddon Craftsman, respectively. The monies represent proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates. The amounts received are recorded and will be distributed as gains.

    On September 15, 1995 the Fund sold its common stock investment in JP Foodservice, Inc. for $8,344,264, which resulted in a gain to the Fund of $3,954,003.

    During the nine months ended September 30, 1995, the Fund received total proceeds of $521,630 from Multi-Turf which resulted in a gain of $482,318 to the Fund.

    The Fund's Enhanced Yield Investments are typically issued in private placement transactions and are subject to certain restrictions on transfer, and are thus relatively illiquid. The balance of the Fund's assets at the end of the period covered by this report was invested in Temporary Investments, comprised of commercial paper with maturities of less than sixty days.

    All cash dividends, interest and other income received by the Fund in excess of expenses of operation and reserves for expenses and certain investments and liabilities are distributed to the Limited Partners of the Fund and to Alliance Corporate, as the Managing General Partner, within 45 days after the end of each calendar quarter. Before each quarterly cash distribution, the Fund will analyze the then current cash projections and determine the amount of any additional reserves it deems necessary.

Participation in Enhanced Yield Investments

    The Fund is invested primarily in Enhanced Yield Investments, also known in the securities industry as "high yield securities". The securities in which the Fund has invested were issued in conjunction with the mezzanine financing of privately structured, friendly leveraged acquisitions, recapitalizations and other leveraged financings, and are generally linked with an equity participation. Enhanced Yield Investments are debt and preferred equity securities that are unrated or are rated by Standard & Poor's Corporation as BB or lower and by Moody's Investor Services, Inc. as Ba or lower. Risk of loss upon default by the issuer is significantly greater with Enhanced Yield
Investments  than  with  investment  grade  securities  because  Enhanced  Yield
Investments are generally unsecured and are often subordinated to other creditors of the issuer. Also, these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as a recession or increasing interest rates, than investment grade issuers. Most of these securities are subject to resale restrictions and generally there is no quoted market for such securities.

    Although the Fund cannot eliminate its risks associated with participation in Enhanced Yield Investments, it has established risk management policies. The Fund subjects each prospective investment to rigorous analysis, and makes only those investments that have been recommended by the Managing General Partner and that meet the Fund's investment guidelines or that have otherwise been approved by the Independent General Partners.

    Fund investments are measured against specified Fund investment and performance guidelines. To limit the exposure of the Fund's capital in any single issuer, the Fund limits the amount of its investment in a particular issuer. The Fund also continually monitors portfolio companies in order to minimize the risks associated with participation in Enhanced Yield Investments.

Results of Operations

    For the three months ended September 30, 1995, net investment income increased by $525,931 and for the nine months ended September 30, 1995, it decreased by $698,184 as compared to the same periods in 1994. Net investment income is comprised of investment income (primarily interest and discount income) offset by expenses. The decrease in the 1995 net investment income versus the comparative period in 1994, reflects the decrease in interest and discount income (excluding temporary investments) partially offset by the decrease in Investment Advisory Fees, Fund Administration Fees and Expenses and Valuation Expenses.

    For the three and nine months ended September 30, 1995, the Fund had investment income of $2,051,759 and $6,293,387, respectively, as compared to $1,722,156 and $7,690,499, respectively, for the same periods in 1994. The decrease in 1995 investment income of 18% was primarily due to a decrease in the amount of accrual status debt securities held by the Fund due to the sales and repayments of four Enhanced Yield Investments, subsequent to the nine months ending September 30, 1994. This decrease, however, was offset by the increase in interest rates for commercial paper from September 30, 1994 to September 30, 1995.

    The Fund incurred expenses of $627,131 and $2,103,825 for the three and nine months ended September 30, 1995, respectively, as compared to $823,459 and $2,802,753 for the same periods in 1994. The decrease in the 1995 expenses of $698,928 was primarily due to a decrease to Investment Advisory Fees and Fund Administration Fees and Expenses paid and the Valuation Expenses incurred by the Fund. The Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Expenses and Independent General Partners' Fees and Expenses.

    The Fund experienced a decrease in net assets resulting from operations for the nine months ended September 30, 1995 in the amount of $11,997,143 as compared to a decrease of $6,137,445 for the comparative period in 1994. The decrease in net assets for the nine months ended September 30, 1995 is comprised of net investment income of $4,189,562, net realized gains of $4,650,333 offset by a net change in unrealized depreciation of $20,837,038. For the comparable period in 1994, the decrease in net assets was comprised of net investment income of $4,887,746, net realized gains of $12,657,649 offset by a net change in unrealized depreciation of $23,682,840 (see Statements of Operations in the Financial Statements). The realized gains recorded for the nine months ending September 30, 1994 included the sales of American Safety Razor, Career Horizons and Polaris Pool Systems. The unrealized depreciation recorded for the nine months ended September 30, 1994 included the writedown of investments in Western Pioneer, Pergament, Ampex Recording Media and Tulip Holding Corp.

    For the three months ended September 30, 1995 and 1994 the Fund incurred Investment Advisory Fees of $338,234 and $441,324, respectively. For the nine months ended September 30, 1995 and 1994, the Fund incurred Investment Advisory Fees of $1,104,449 and $1,414,011, respectively (as described in Note 6 to the Financial Statements). The decrease in the Investment Advisory Fees is due to a decrease in the Fund's Available Capital on which the Investment Advisory Fee is based, resulting primarily from redemptions of debt obligations held by the Fund (which is a component of Available Capital).

    The Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended September 30, 1995 and 1994 were $237,577 and $285,304, respectively, and for the nine months ended September 30, 1995 and 1994 were $820,415 and $1,166,110, respectively. The decrease from 1994 to 1995 of $345,695 is primarily due to a decrease in the Administrative Expenses reimbursed to the Fund Administrator under the Fund's
Administrative Services Agreement. During the nine months ended September 30, 1995 and 1994, the Fund incurred a total of $137,345 and $421,435, respectively, of Administrative Expenses which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Fund.

    Independent General Partners' Fees and Expenses incurred for the three and nine months ended September 30, 1995 and 1994 were $38,000 and $128,469, respectively and $34,231 and $130,518, respectively. The decrease of $2,049 from 1994 to 1995 was mainly due to a decrease in legal fees incurred by the Independent General Partners.

    The Fund incurred Professional Fees of $7,570 and $37,257 for the three and nine months ended September 30, 1995, respectively. Professional Fees incurred for the same periods in 1994 were $54,898 and $62,601, respectively. The decrease from 1994 to 1995 reflects the decrease in amounts reimbursed to Equitable Life for legal services. (See Note 9 to the Financial Statements).

Unrealized Appreciation/Depreciation and Non-Accrual of Investments

    The General Partners of the Fund determine, on a quarterly basis, the fair value of the Fund's portfolio securities that do not have a readily ascertainable market value. They are assisted in connection with such determination by the Managing General Partner, which has established a valuation committee comprised of senior executives to assess the Fund's portfolio and make recommendations regarding the value of its portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

    For privately issued securities in which the Fund typically invests, the fair value of an investment is its initial cost, adjusted for amortization of discount or premium and as subsequently adjusted to reflect the occurrence of significant developments. "Significant developments" are business, economic or market events that may affect a company in which an investment has been made or the securities comprising such investment. For example, significant developments that could result in a writedown in value include, among other things, events of default with respect to payment obligations or other developments indicating that a portfolio company's performance may fall short of acceptable levels. A writeup in value of an investment could take place when a significant favorable development occurs, such as a transaction representing the partial sale of an investment that would result in a capital gain or company performance exceeding expected levels on a sustained basis.

    Although the General Partners use their best judgment in determining the fair value of these investments, there are inherent limitations in any valuation technique involving securities of the type in which the Fund invests. Therefore, the fair values presented herein are not necessarily indicative of the amount which the Fund could realize in a current transaction.

    For the nine months ended September 30, 1995, the Fund recorded net unrealized depreciation on Enhanced Yield Investments of $22,543,056 as compared to $23,682,840 for the nine months ended September 30, 1994. Such depreciation was the result of adjustments in value made with respect to the following investments during the nine months ended September 30, 1995:

    On March 31, 1995, Pergament Home Centers, Inc. Class B Common Stock was written down from 75% to 25% of cost, resulting in unrealized depreciation of $4,284,000.

    The RI Holdings, Inc. common stock purchased on May 9, 1995 was valued at zero, resulting in unrealized depreciation of $1,869 to the Fund.

    Due to an increase in the quoted market price of JP Foodservice common stock held by the Fund at June 30, 1995, the Fund recorded unrealized appreciation of $2,169,520. The equity was valued at 90% of the closing market price at June 30, 1995, due to contractual restrictions on resale.

    On June 30, 1995, MTI Holdings, Inc. Class B Common Stock was written down from 100% to zero and the 5% Senior Secured Note was written down from 100% to 75% of par, resulting in total unrealized depreciation of $1,221,283 to the Fund. Due to principal paydowns during the three months ended September 30, 1995, $2,338 of unrealized depreciation was reversed.

    On June 30, 1995, Tulip Holding Corp. 14.5% Subordinated Note was written down from 50% to 25% of par, resulting in unrealized depreciation of $2,132,522 to the Fund.

    On June 30, 1995, due to a default of an interest payment on senior notes held by a third party, the WB Bottling Corporation preferred and common stock held by the Fund were written down from 100% to 10% of cost, resulting in total unrealized depreciation of $434,660 to the Fund.

    On June 30, 1995, Color Your World, Corp. senior partnership units were written down from 100% to zero, resulting in unrealized depreciation of $3,280,610 to the Fund.

    Due to the sale of the common stock investment in JP Foodservice, Inc. on September 15, 1995, the Fund reversed the unrealized appreciation recorded of $2,004,108.

    Due to the decline in the quoted market price of American Safety Razor common stock, the Fund recorded total unrealized depreciation of $933,916 at September 30, 1995.

    On September 30, 1995, Ampex Recording Media Corp. 14% and 18.4% Senior Subordinated Series A Notes were written down from 50% to 25% of par value, which resulted in unrealized depreciation of $3,464,731 to the Fund.

    On September 30, 1995, US Leather Holdings, Inc. 8% Senior Subordinated Preferred Stock and the 15% Senior Subordinated PIK Notes were written down to zero, which resulted in unrealized depreciation of $5,022,252 to the Fund.

    On September 30, 1995, MTI Holdings, Inc. 5% Senior Secured Note was written down from 75% to 50% of par value, which resulted in unrealized depreciation of $228,945 to the Fund.

    On September 30, 1995, Tulip Holding Corp. 14.5% Subordinated Note was written down from 25% to 5% of par, resulting in unrealized depreciation of $1,706,018 to the Fund.

    The following investments have been on non-accrual status as of the respective dates:

    Western Pioneer, Inc. 10%
      Senior Subordinated Note               November 30, 1994
    RI Holdings, Inc. 16%
      Senior Subordinated Notes              April 25, 1994
    Tulip Holding, Corp. 14.5% and 16.5%
      Subordinated Notes                     January 1, 1994
    Ampex Recording Media Corp. 14%
      and 18.4% Senior Subordinated Notes    January 31, 1993

    Alliance Corporate continues to monitor the Fund's portfolio closely. As a matter of standard procedure, Alliance Corporate reviews each portfolio company's financial statements at least quarterly, and often monthly. Investment managers routinely review and discuss financial and operating results with the companies' management and equity sponsors, and attend periodic board of directors meetings, as appropriate. In some cases, Alliance Corporate officers, acting on behalf of the Funds, serve as directors on the boards of portfolio companies. When problems arise, communication with management and sponsors often occurs on a daily basis.

Realized Gains and Losses on Investments

    During the three and nine months ended September 30, 1995, the Fund recorded net realized gains of $4,567,590 and $4,650,333, respectively, on transactions involving three Enhanced Yield Investments. For the three and nine months ended September 30, 1994, the Fund recorded net realized gains on investments of
$5,524,430 and $12,657,649, respectively, on transactions involving four Enhanced Yield Investments (see Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

                           PART II - OTHER INFORMATION

    Items 1 through 4 are herewith omitted as the response to items is either none or not applicable for the September 30, 1995, Form 10-Q.

Item 5.  Other Information

    Lexmark (to be renamed Lexmark International Group, Inc.) one of the Fund's portfolio companies, has filed a registration statement with the Securities and Exchange Commission with respect to an initial public offering of shares of common stock ("the Offering") by certain of the existing holders of such common stock. The Fund holds 1,859,805 shares of Lexmark common stock (as adjusted for a 15 to 1 stock split effective at the time of the Offering), approximately 25% of which are expected to be sold pro rata by the Fund in the Offering. It is anticipated that the offering will commence on or about November 15, 1995, subject to economic and market conditions. There can be no assurance that such Offering will occur. Upon the closing of such Offering (if any), the Fund will file a Report on Form 8-K with the Securities and Exchange Commission.

    On November 9, 1995, the SEC issued an exemptive order to permit Donaldson, Lufkin & Jenrette Securities Corporation, a "related person" of the Fund within the meaning of the Investment Company Act of 1940, to participate as an underwriter in the initial public offering.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
     Exhibit 27 - Financial Data Schedule for the quarter ending September 30, 1995.

 3.1 Amended and Restated Certificate of Limited Partnership, dated as of April 12, 1989*

 4.1 Amended and Restated Agreement of Limited Partnership, dated as of October 13, 1988**

10.1 Investment Advisory Agreement, dated July 22, 1993, between Registrant and Alliance Corporate Finance Group Incorporated****

10.2 Administrative Services Agreement, dated October 13, 1988, among the Registrant, Equitable Capital Management Corporation and ML Fund Administrators, Inc.**

10.3 Credit Agreement dated as of June 27, 1989, between Equitable Capital Partners, L.P. and Wells Fargo Bank, N.A.***

* Incorporated by reference to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Securities and Exchange Commission on March 29, 1990.

** Incorporated by reference to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed with the Securities and Exchange Commission on March 29, 1989.

*** Incorporated by reference to the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, filed with the Securities and Exchange Commission on August 14, 1989.

**** Incorporated by reference to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission on March 28, 1994.
(b)  Reports on Form 8-K - None.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 1995.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated:  November 14, 1995     /s/  Frank Savage
                              Frank Savage
                              Title:  Chairman of the Board


Dated:  November 14, 1995     /s/  Laura Mah
                              Laura Mah
                              Title:  Vice President and Chief
                                      Accounting Officer

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 1995.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated:  November 14, 1995
                              Frank Savage
                              Title:  Chairman of the Board


Dated:  November 14, 1995
                              Laura Mah
                              Title:  Vice President and Chief
                                      Accounting Officer