Form 10-K
period 1995-12-31
EQUITABLE CAPITAL PARTNERS L P
filed 1996-03-25
CIK 828847

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K



                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the year ended                   Commission File Number
          December 31, 1995                          1-16531


                        EQUITABLE CAPITAL PARTNERS, L.P.
      (Exact name of registrant as specified in its governing instruments)

              Delaware                               13-3486115
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

                          1345 Avenue of the Americas
                            New York, New York 10105
              (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (212) 969-1000


           Securities registered pursuant to Section 12(b) of the Act:
     Title of each class            Name of each exchange on which registered
           None                                  Not Applicable


           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Selected information from the Prospectus, dated July 15, 1988, and filed with the Securities and Exchange Commission on July 19, 1988 (File No. 33-20093), is incorporated by reference into Parts I, II and III of this Annual Report on Form 10-K.

                                     Part I


Item 1.       Business

Formation


       Equitable Capital Partners, L.P. (the "Fund" or the "Registrant") was formed along with Equitable Capital Partners (Retirement Fund), L.P. (the "Retirement Fund," and collectively with the Fund referred to as the "Funds"). The Certificates of Limited Partnership were filed under the Delaware Revised Uniform Limited Partnership Act on February 2, 1988 and the Funds' operations commenced on October 13, 1988. The Fund seeks current income and capital appreciation potential by investing in privately structured, friendly leveraged acquisitions and leverage recapitalizations. The Fund pursues this objective by investing primarily in subordinated debt and related equity securities ("Mezzanine Investments") issued in conjunction with the "mezzanine financing" of leveraged acquisitions and leveraged recapitalizations. Mezzanine Investments, follow-on investments, bridge investments and certain other investments which the Fund is permitted to invest in are referred to herein as "Enhanced Yield Investments."

       On July 22, 1993, Equitable Capital Management Corporation ("Equitable Capital"), formerly the Managing General Partner and investment adviser of the Funds, transferred substantially all of the assets comprising Equitable Capital's business to Alliance Capital Management L.P. ("Alliance Capital") and its wholly-owned subsidiary, Alliance Corporate Finance Group Incorporated
("Alliance Corporate"). In connection with such transaction, the limited partners of the Funds voted to approve a new investment advisory agreement between the Funds and Alliance Corporate and also voted to admit Alliance Corporate as Managing General Partner of the Funds (the "Managing General Partner") to succeed Equitable Capital. Accordingly, on July 22, 1993, the closing date of the transaction described above, Alliance Corporate was admitted as the successor Managing General Partner of the Funds. Equitable Capital assigned all of its interest as General Partner to Alliance Corporate. Robert F. Shapiro, Robert W. Lear, Alton G. Marshall and William G. Sharwell, who are not affiliated with Alliance Corporate or "interested persons" of the Funds for purposes of the Investment Company Act of 1940 as amended (the "Investment Company Act"), serve as the Funds' independent general partners (the "Independent General Partners"). Messrs. Shapiro and Lear have served since June 1988, and Mr. Marshall and Dr. Sharwell since 1989. The Managing General Partner is an indirect partially-owned subsidiary of The Equitable Life Assurance Society of the United States ("Equitable Life") and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, Alliance Corporate was admitted as the successor investment adviser to the Funds (the "Investment Adviser") pursuant to a new investment advisory agreement executed as of July 22, 1993 and since such date, has been responsible, subject to the supervision of the Independent General Partners, for the management of the Funds' investments.

       The Fund elected to operate as a business development company under the Investment Company Act of 1940, as amended. As such, it is subject to certain provisions of the Investment Company Act. The description of the Fund's investment objective and policies, its management arrangements and certain provisions of the Investment Company Act applicable to the Fund are set forth in the information contained in the Prospectus of the Fund, dated July 15, 1988 (the "Prospectus"), filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act"), on July 19, 1988 under the following captions:
"Investment Objective and Policies," "Management Arrangements" and "Regulation." Such information is incorporated by reference into this Item 1.

       The Funds jointly offered an aggregate of 1,000,000 units of limited partnership interest ("Units") to investors in a public offering registered under the Securities Act pursuant to a Registration Statement on Form N-2 (File No. 33-20093), which was declared effective under the Securities Act by the Commission on July 15, 1988. Merrill Lynch, Pierce, Fenner & Smith (the
"Agent"), an affiliate of ML Fund Administrators, Inc. (the "Fund Administrator"), acted as selling agent for the Units offered by the Fund.

       On October 13, 1988, the Fund issued 284,611 Units to investors, and Equitable Capital, as Managing General Partner, admitted 18,288 investors as limited partners of the Fund (the "Limited Partners"). The net proceeds of the offering of such Units to the Fund was $264,688,230 after giving effect to volume discounts of $737,600 and the payment of $19,185,170 in sales commissions to the Agent. Equitable Capital, in its capacity as Managing General Partner, contributed a demand promissory note in the principal amount of $2,641,836 as required by the Amended and Restated Agreement of Limited Partnership, dated as of October 13, 1988 (the "Partnership Agreement"), pursuant to which the Fund had been organized . Equitable Capital reduced this note by $367 resulting from actual syndication expenses paid in excess of original estimates. The public offering has been concluded.

       In connection with its organization and offering, the Fund incurred $554,631 in organizational expenses and $2,633,942 in offering, sales and marketing expenses. The organizational expenses were amortized on a straight-line basis over a sixty month period that commenced on October 13, 1988. Such expenses were fully amortized as of October 31, 1993. The offering, sales and marketing expenses incurred by the Fund have been paid and accounted for as a charge to the capital account of the Fund's partners. The net proceeds available for investment by the Fund after such offering less the return of capital distributed to the Limited Partners of $45,247,457 equaled $216,252,200.

Investments

       As set forth in the Partnership Agreement, the Fund's investment period ended on October 12, 1991, three years after the Fund's operations commenced. Thereafter, the Fund is not permitted to acquire new Enhanced Yield Investments, but can make follow-on investments in existing portfolio companies. During the year ended December 31, 1995, the Fund made a follow-on investment in one Managed Company (as defined in the Prospectus) at a total cost of $1,869 and paid $457 in additional consideration to exercise warrants.

       During the year ended December 31, 1994, the Fund made a follow-on investment in one Managed Company at a total cost of $461. During the year ended December 31, 1993, the Fund made two follow-on investments in one Managed Company at a total cost of $988.

       As of December 31, 1995, the Fund had a total of 14 Enhanced Yield Investments at a net cost of $114,540,430 (inclusive of the receipt of securities having a capitalized cost of $854,000 received as payment-in-kind interest on certain Enhanced Yield Investments). During 1995, 1994 and 1993, the Fund received $21,907,154, $54,858,990 and $61,470,419,respectively, in
principal   payments  and  prepayments   relating  to  certain   Enhanced  Yield
Investments.

       Pending investments in Enhanced Yield Investments, the net proceeds of the public offering were invested in certain temporary investments, consisting principally of commercial paper with maturities of less than sixty days. Currently, proceeds that are not invested in Enhanced Yield Investments or returned to Limited Partners are held in such temporary investments.

       New Investments in 1995

       The Fund's investment period ended on October 12, 1991. Accordingly, the Fund made no new investments in 1995.

       Follow-on Investments in 1995

       In 1995, the Fund made a single follow-on investment as described below:

       RI Holdings, Inc. ("Rowe")

       Rowe  is  engaged  in  the  design,   engineering  and  manufacturing  of
jukeboxes, bill acceptors and currency changers.

       Under the terms of Rowe's senior subordinated notes, the Fund receives common stock at a nominal cost of one cent per share for each interest payment date on which Rowe delivers payment-in-kind securities in lieu of making a cash payment. On May 9, 1995, the Fund acquired 186,879.68 shares of Common Stock of RI Holdings, Inc. for a total cost of $1,869.

       As  of  December  31,  1995,  the  Fund's   investment  in  Rowe  totaled
$14,882,644 which includes senior subordinated PIK notes.

Competition

       The  Fund  competes  with  other  entities  having a  similar  investment objective. In addition, since Enhanced Yield Investments are selected and managed exclusively by Alliance Corporate on behalf of the Fund, other entities which compete with Alliance Corporate with respect to such investments therefore compete with the Fund. Competitors include other private and public mezzanine funds, other business development companies, investment partnerships and corporations, small business investment companies and large industrial and financial companies investing directly or through affiliates and individuals.

Employees

       The Fund has no employees. The Managing General Partner, subject to the supervision of the Independent General Partners, manages and controls the Fund's investments. Certain officers of Alliance Corporate have been designated as agents of the Fund with titles corresponding to the titles of the offices held by such persons with Alliance Corporate. The Fund Administrator performs administrative services for the Fund on behalf of the Managing General Partner.

Item 2. Properties

       The Fund does not own or lease any physical properties.

Item 3. Legal Proceedings

        The Fund is not party to any material pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders

       None.
                                     Part II


Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters


       The Units are illiquid securities and are subject to significant restrictions on transfer. The information in the Prospectus under the caption "Transferability of Units" is incorporated in this Item 5 by reference. There is no established trading market for the Units. The Partnership Agreement contains restrictions that are intended to prevent the development of a public market.

       The number of holders of Units as of December 31, 1995 was 17,964. The Managing General Partner holds a general partner interest in the Fund and does not hold any Units. Pursuant to the terms of the Partnership Agreement, the Fund generally makes distributions within 45 days after the end of each calendar quarter of cash income received from investments in excess of expenses of operation, reserves for expenses and certain investments and liabilities. Net cash receipts representing cumulative income and gains are distributed as soon as practicable after the related disposition. Such distributions are allocated among the Managing General Partner, and the Limited Partners, in general, first 99% to the Limited Partners and 1% to the Managing General Partner until the Limited Partners have received a cumulative priority return of 10% noncompounded on an annual basis on their investments in Enhanced Yield Investments, second, 70% to the Limited Partners and 30% to the Managing General Partner until the Managing General Partner has received 20% of all current and prior distributions on such investments and, thereafter, 80% to the Limited Partners and 20% to the Managing General Partner. The Fund's distribution procedures are described in detail in the Prospectus under the caption "Distributions and Allocations"; the information under such caption is incorporated by reference in this Item 5.

       On February 7, 1996, the Independent General Partners approved an aggregate cash distribution of $14,524,791 for the three months ended December 31, 1995, which was paid on February 14, 1996. The amount distributed to Limited Partners was $14,503,777, or $50.96 per Unit(of which $5,381,994 is capital returned from investments during the fourth quarter of 1995), to Limited Partners of record at December 31, 1995. On a per Unit basis, this distribution to Limited Partners includes $24.74 of realized gains, $7.31 of income from operations and $18.91 of return of capital. The Managing General Partner's one percent allocation of $146,503 was reduced, in accordance with the provisions of the Partnership Agreement, by its one percent allocation of realized gains and capital returned from investments during the fourth quarter of 1995, of $125,488, resulting in a net distribution of $21,015.

Item 6. Selection Financial Data


                                                            For the Years Ended

                             December 31, 1995      December 31, 1994    December 31, 1993   December 31, 1992    December 31, 1991
TOTAL FUND
INFORMATION:
Cash Distributions             $   41,174,256  (a)    $   54,554,528 (c) $   45,172,973      $   22,883,377        $   19,948,644
to Partners
Net Assets                        112,353,878            157,930,203        219,924,070         245,894,872           245,538,953
Total Assets                      112,437,110            158,039,361        220,036,182         268,779,984           327,009,175
Outstanding Loan Payable                    -                      -                  -          22,702,377            81,122,484
Net Investment Income               5,215,211              6,924,128         15,218,052          21,588,983            24,846,105
Net Change in Unrealized
Appreciation (Depreciation)
  on Investments                    2,627,096            (15,853,762)         1,053,093          32,754,922           (45,706,229)
Net Realized Gains (Losses)
  on Investments                  (11,988,596)             1,758,116          3,120,202         (31,104,609)            1,300,000

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Cash Distributions           $        144.38   (a)     $     191.33  (c)  $      157.98       $      79.76         $       69.39


Cumulative Cash Distributions         795.94   (b)           651.56              460.23             302.25                222.49
Investment Income                      27.77                  36.53               70.47             103.31                113.60
Expenses                               (9.63)                (12.44)             (17.54)            (28.21)               (27.17)
Net Investment                         18.14                  24.09               52.93              75.10                 86.43
Income

Net Unrealized Appreciation
 (Depreciation)on Investments           9.14                 (55.15)               3.66             113.94               (158.99)


Net Realized Gains (Losses)
  on Investments                      (41.70)                  6.12               10.85            (108.20)                 4.52
Net Asset Value                       390.82                 548.47              764.75             855.28                854.20


(a) Includes Return of Capital of $25,324,686 or $88.98 per LP Unit.
(b) Includes Return of Capital of $247.96 per LP Unit.
(c) Includes Return of Capital of $26,517,207 or $93.17 per LP Unit.

Item 7.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations

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


       Investments


       During the year ended December 31, 1995, the Fund made a follow-on investment in one Managed Company at a total cost of $1,869 and paid $457 in additional consideration to exercise warrants.


       As of December 31, 1995, the Fund had a total of 14 Enhanced Yield Investments at a net cost of $114,540,430 (inclusive of the receipt of securities having a capitalized cost of $854,000 received as payment-in-kind interest on certain Enhanced Yield Investments).


       Credit Agreement


       On June 27, 1989, the Fund entered into the Credit Agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), with a maximum term of seven years, pursuant to which Wells Fargo agreed to provide up to $130,000,000 for purposes of financing investments by the Fund in Enhanced Yield Investments.


       On October 15, 1991, the last day of the revolving period of the Credit Facility, the Fund borrowed $24 million bringing outstanding borrowings to $82.5 million the maximum borrowings permitted at that date. The additional borrowing provided a reserve primarily to fund follow-on investments and to insure for adequate liquidity needs. Pursuant to the Credit Agreement, the outstanding borrowings at that date were converted from a revolving loan to a term loan payable in four annual installments. The Fund repaid the term loan in full on June 18, 1993, resulting in the termination of the Credit Agreement in accordance with its terms.


       Proceeds from Investments


       During the year ended December 31, 1995, the Fund received the following proceeds:


       During the year ended December 31, 1995, the Fund received a total of $946,000 and $27,814 from Western Pioneer, Inc. and MTI Holdings, Inc., respectively, as principal paydowns of the senior notes held by the Fund. No gain or loss has been recorded on the transactions and the amounts will be distributed as return of capital to the Limited Partners.


       On August 3, 1995, the Fund sold its American Safety Razor Company 13.5% Series B Subordinated Notes for $3,106,218 and recognized a gain of $60,906 on the sale.


       During the year ended December 31, 1995, the Fund received $98,988 and $151,621 from Polaris Pool Systems, Inc. and Haddon Craftsman, Inc., respectively. The monies represent proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates. These proceeds were recorded and distributed as gains.


        On September 15, 1995, the Fund sold its common stock investment in JP Foodservice, Inc. for $8,344,264, which resulted in a gain to the Fund of $3,954,003.


       During the year ended December 31, 1995, the Fund received total proceeds of $521,630 from Multi-Turf, Inc. as paydown of the equity held, which resulted in a gain of $482,318 to the Fund.


       On October 26, 1995, Apollo Radio Holding Company, Inc. repaid its 15.0% Subordinated Note. The Fund received total proceeds of $3,513,363 which represented all outstanding principal, accrued interest and a realized gain of $529,415.


       On November 21, 1995, Lexmark International Group, Inc. ("Lexmark") (formerly Lexmark Holding, Inc.) completed the initial public offering of shares of common stock held by certain existing shareholders of Lexmark. After a fifteen to one stock split, Equitable Capital Partners, L.P. (the "Fund") held 1,859,803 shares of Lexmark common stock. The Fund sold 532,327 shares in the offering representing 28.6% of the shares held by the Fund for total net proceeds of $10,034,364 or a net price of $18.85 per share. The initial cost of the shares sold by the Fund was $3,548,847. As a result, the Fund realized a gain of $6,485,517. The shares of Lexmark common stock are listed on the New York Stock Exchange under the symbol LXK.


       For additional information, refer to the Supplemental Schedule of Realized Gains and Losses and Note 11 to the Financial Statements.


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


Participation in Enhanced Yield Investments


       The Fund is invested primarily in Enhanced Yield Investments, also known in the securities industry as "high yield securities". The securities in which the Fund has invested were issued in conjunction with the mezzanine financing of privately structured, friendly leveraged acquisitions, recapitalizations and other leveraged financings, and are generally linked with an equity participation. Enhanced Yield Investments are debt and preferred equity securities that are below investment grade, i.e., unrated or rated by Standard & Poor's Corporation as BB or lower or by Moody's Investor Services, Inc. as Ba or lower. Risk of loss upon default by the issuer is significantly greater with Enhanced Yield Investments than with investment grade securities because Enhanced Yield Investments are generally unsecured and are often subordinated to other creditors of the issuer. Also, these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as a recession or increasing interest rates, than investment grade issuers. Most of these securities are subject to resale restrictions and generally there is no quoted market for such securities.


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


Results of Operations


       For the year ended December 31, 1995, the Fund had net investment income of $5,215,211, a decrease of $1,708,917 from the net investment income of $6,924,128 for the year ended December 31, 1994. The Fund had net investment income of $15,218,052 for the same period in 1993. Net investment income is comprised of investment income (primarily interest income and accrual of discount) offset by expenses. The decrease in the 1995 net investment income versus the comparative period in 1994 reflects the decrease in interest and discount income (excluding temporary investments) partially offset by the decrease in Investment Advisory Fees, Fund Administration Fees and Expenses and Valuation Expenses.


       For the year ended December 31, 1995, the Fund had investment income of $7,984,889, as compared to $10,501,426 for the same period in 1994 and $20,258,741 for the same period in 1993. The decrease in 1995 investment income of 24% versus 1994 was primarily due to a decrease in the amount of accrual status debt securities held by the Fund due to the sales and repayments of two investments during 1995. (See Note 13 to the Financial Statements). The decrease in the 1994 amount of investment income of 48% versus the comparative period in 1993 was primarily due to the sale and non-accrual status of investments. Additionally, investment income decreased due to the reversal of accrued interest on obligations issued by Western Pioneer, Inc. and Tulip Holdings Corp. in 1994.


       The Fund incurred expenses of $2,769,678 for the year ended December 31, 1995, as compared to $3,577,298 for the same period in 1994 and $5,040,689 for the same period in 1993. The decrease in the 1995 expenses versus 1994 expenses of $807,620 was primarily due to the decrease in Investment Advisory Fees and Fund Administration Fees and Expenses. The decrease in the 1994 expenses versus 1993 expenses of $1,463,391 was primarily due to elimination of interest expense and loan fees due to the repayment of the Fund's term loan in June, 1993 and the reduction of the Investment Advisory Fee.

       The Fund experienced a decrease in net assets resulting from operations for the year ended December 31, 1995 in the amount of $4,146,289 as compared to a decrease of $7,171,518 for the same period in 1994. The decrease in net assets resulting from operations in 1995 versus 1994 is attributable to a decrease in net investment income of $1,708,917, a decrease in net realized gains of $13,746,712 offset by a change in unrealized appreciation of $18,480,858 and the (see Statement of Operations in the Financial Statements). The decrease in net assets resulting from operations in 1994 of $7,171,518 as compared to an increase in 1993 of $19,391,347 was attributable to a decrease in net investment income of $8,293,924, change in unrealized depreciation of $16,906,855, and the decrease in net realized gains of $1,362,086.

       For the year ended December 31, 1995, the Fund incurred an Investment Advisory Fee of $1,442,458 (as described in Note 6 to the Financial Statements). For the years ended December 31, 1994 and 1993, the Fund incurred Investment Advisory Fees of $1,855,152 and $2,318,660, respectively. The decrease in Investment Advisory Fees is due to a decrease in the Fund's Available Capital on which the Investment Advisory Fee is based, resulting primarily from redemptions of debt obligations held by the Fund and the payment of the Fund's term loan.

       The Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the years ended December 31, 1995, 1994 and 1993, were $1,077,666, $1,459,516 and $1,069,374, respectively. The decrease of $381,850 from 1994 to 1995 is due primarily to a decrease in the administrative expenses reimbursed to the Fund Administrator under the Fund's Administrative Services Agreement. During the years ended December 31, 1995 and 1994, the Fund incurred a total of $173,962 and $473,142, respectively, of administrative expenses consisting primarily of printing, audit and tax return preparation and custodian fees paid for by the Fund Administrator.

       For the years ended December 31, 1995 and 1994, the Fund did not incur any interest or loan fees. For the year ended December 31, 1993, the Fund incurred interest expense of $387,140 in connection with the Fund's term loan under the Credit Agreement. Loan fees for the year ended December 31, 1993 were $824,116. The decrease in Loan Fees from 1993 to 1994 was due to the principal amount of the Fund's term loan being repaid in full on June 18, 1993.

       Independent General Partners' Fees and Expenses incurred for the years ended December 31, 1995, 1994 and 1993 were $167,152, $164,518 and $173,862, respectively. The changes are attributable to fluctuations in legal fees incurred by the Independent General Partners. (See Note 10 to the Financail Statements).

       The Fund incurred professional fees of $69,167, $62,601 and $105,140 for the years ended December 31, 1995, 1994 and 1993, respectively, which were primarily comprised of legal fees reimbursed to Equitable Life for legal services. (see Note 10 to the Financial Statements).

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


       For privately issued securities in which the Fund typically invests, the fair value of an investment is its initial cost, adjusted for amortization of discount or premium and as subsequently adjusted to reflect the occurrence of significant developments. "Significant developments" are business, economic or market events that may affect a company in which an investment has been made or the securities comprising such investment. For example, significant developments that could result in a writedown in value include, among other things, events of default with respect to payment obligations or other developments indicating that a portfolio company's performance may fall short of acceptable levels. A write-up in value of an investment could take place when a significant favorable development occurs, such as a transaction representing the partial sale of an investment that would result in a capital gain or company performance exceeding expected levels on a sustained basis.


       Although the General Partners use their best judgment in determining the fair value of these investments, there are inherent limitations in any valuation technique involving securities of the type in which the Fund invests. Therefore, the fair values presented herein are not necessarily indicative of the amount which the Fund could realize in a current transaction.


       For the years ended December 31, 1995 and 1994, the Fund recorded net unrealized appreciation on Enhanced Yield Investments of $2,627,096 and net unrealized depreciation of $15,853,762, respectively. For the year ended December 31, 1993, the Fund recorded net unrealized appreciation on Enhanced Yield Investments of $1,053,093. The change of $18,480,858 from 1994 to 1995, in unrealized appreciation was primarily the result of unrealized appreciation in Lexmark International Group, Inc., the reversal of unrealized depreciation in Color Your World, Corp. and Ampex Recording Media Corp., offset by writedowns in U.S. Leather Holdings, Inc., Pergament Home Centers, Inc. and Tulip Holding Corp. (See Note 13 to the Financial Statements).


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

         The following investments have been on non-accrual status as of the respective dates:


         U.S. Leather Holdings, Inc. 15%
           Senior Subordinated Note                  October 1, 1995
         MTI Holdings, Inc. 5%
           Senior Secured Note                       October 1, 1995
         Western Pioneer, Inc. 10%
           Senior Subordinated Note                  November 30, 1994
         RI Holdings, Inc. 16%
           Senior Subordinated Notes                 April 25, 1994
         Tulip Holding, Corp. 14.5% and 16.5%
           Subordinated Notes                        January 1, 1994

Realized Gains and Losses on Investments


     For the year ended December 31, 1995, the Fund recorded net losses of $11,988,596 on transactions involving nine Enhanced Yield Investments. (See Note 11 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses). For the years ended December 31, 1994 and 1993, the Fund realized a net gain on investments of $1,758,116 and $3,120,202, respectively.

Item 8.  Financial Statements and Supplementary Data

                        EQUITABLE CAPITAL PARTNERS, L.P.


                                TABLE OF CONTENTS


Independent Auditors' Report

Statements of Assets, Liabilities and Partners' Capital as of
     December 31, 1995 and 1994

Statements of Operations
     For the Years Ended December 31, 1995, 1994 and 1993

Statements of Cash Flows
     For the Years Ended December 31, 1995, 1994 and 1993

Statements of Changes in Net Assets
     For the Years Ended December 31, 1995, 1994 and 1993

Statements of Changes in  Partners'  Capital  For the Years Ended  December  31,
     1995, 1994 and 1993

Schedule of Portfolio Investments - December 31, 1995

Supplemental Schedule of Realized Gains and Losses
     For the Year Ended December 31, 1995

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Equitable Capital Partners, L.P.:

We have audited the accompanying statements of assets, liabilities and partners' capital of Equitable Capital Partners, L.P. (the "Fund") as of December 31, 1995 and 1994, including the schedule of portfolio investments as of December 31, 1995, and the related statements of operations, cash flows, changes in net assets and changes in partners' capital for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Fund's General Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1995, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 1995 and 1994, the results of its operations, its cash flows and the changes in its net assets and partners' capital for the respective stated periods, in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements of the Fund include securities valued at $46,116,681 and $118,270,752 as of December 31, 1995 and 1994,
respectively, representing 41.0 and 74.8 percent of total assets, respectively, whose values have been estimated by the General Partners of the Fund in the absence of readily ascertainable market values. We have reviewed the procedures used by the General Partners in arriving at their estimate of value of such securities and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of realized gains and losses for the year ended December 31, 1995 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Fund's General Partners. Such schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Deloitte & Touche LLP
New York, New York
February 20, 1996

                        EQUITABLE CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

ASSETS:                                          Notes      December 31, 1995      December 31, 1994

  Investments                                   2,11,13
     Enhanced Yield Investments
     Value-Managed Companies
        (amortized cost of $110,558,741
        at December 31, 1995 and
        $125,851,772 at December 31, 1994)                  $     83,988,222         $   108,250,458
     Non-Managed Companies
        (amortized cost of $4,092,050
        at December 31, 1995 and
        $23,400,149 at December 31, 1994)                          5,330,092              13,041,887
     Temporary Investments
         (at amortized cost)                                      20,356,353              31,713,674
  Cash                                                                74,501                 157,275
  Interest Receivable                            2,13                751,346               2,691,595
  Note Receivable                                                  1,928,690               2,184,472
  Prepaid Expenses                               3,4                   7,906                       -

TOTAL ASSETS                                               $     112,437,110         $   158,039,361


TOTAL LIABILITIES AND PARTNERS' CAPITAL

  Liabilities
     Professional Fees Payable                  10         $          25,484         $        27,132
     Independent General
     Partners' Fees Payable                      8                    15,273                  12,325
     Fund Administrative Expenses Payable        7                    36,617                  51,707
     Other Accrued Liabilities                                         5,858                  17,994
Total Liabilities                                                     83,232                 109,158
  Partners' Capital
     Managing General Partner                  3,4                 1,448,956               1,828,320
     Limited Partners (284,611 Units)           4                110,904,922             156,101,883
Total Partner's Capital                                          112,353,878             157,930,203

TOTAL LIABILITIES AND PARTNERS' CAPITAL                    $     112,437,110        $    158,039,361






               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS

                                                                                      For the Years Ended
                                                                December 31, 1995      December 31, 1994       December 31, 1993
 INVESTMENT INCOME - Notes 2,13
   Interest                                                      $    7,936,925        $      9,384,869        $    19,511,354
   Discount                                                              47,964               1,116,557                747,387
        TOTAL INVESTMENT INCOME                                       7,984,889              10,501,426             20,258,741

 EXPENSES:
   Investment Advisory Fee - Note 6                                   1,442,458               1,855,152              2,318,660
   Fund Administration Fees and Expenses - Note 7                     1,077,666               1,459,516              1,069,374
   Interest Expense - Note 9                                                  -                       -                387,140
   Loan Fees - Note 9                                                         -                       -                824,116
   Independent General Partners' Fees and Expenses - Note 8             167,152                 164,518                173,862
   Amortization of Deferred Organization Expenses - Note 2                    -                       -                 92,080
   Professional Fees - Note 10                                           69,167                  62,601                105,140
   Insurance Fees                                                             -                   2,755                 30,748
   Valuation Expenses                                                    13,235                  32,756                 39,569
        TOTAL EXPENSES                                                2,769,678               3,577,298              5,040,689

 NET INVESTMENT INCOME                                                5,215,211               6,924,128             15,218,052

 NET CHANGE IN UNREALIZED APPRECIATION
  (DEPRECIATION) ON INVESTMENTS-Note 13                               2,627,096             (15,853,762)             1,053,093

 NET REALIZED GAINS (LOSSES) ON INVESTMENTS - Note 11               (11,988,596)              1,758,116              3,120,202

 NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                    $    (4,146,289)        $    (7,171,518)       $    19,391,347


               See the Accompanying Notes to Financial Statements

                        EQUITABLE CAPITAL PARTNERS, L.P.
                             STATEMENTS OF CASH FLOW

                                                                                    For the Years Ended
INCREASE (DECREASE) IN CASH                               December 31, 1995          December 31, 1994          December 31, 1993

CASH FLOWS FROM OPERATING ACTIVITIES:
    Interest and Discount Income                           $    9,797,734             $    13,169,441           $   16,448,404
    Fund Administration Fees and Expenses                      (1,092,756)                 (1,407,807)              (1,069,374)
    Investment Advisory Fee                                    (1,442,458)                 (1,855,152)              (2,318,660)
    Independent General Partners'Fees and Expenses               (164,204)                   (166,193)                (185,724)
    Interest Expense                                                    -                           -                 (410,961)
    Valuation Expenses                                            (25,370)                    (47,262)                 (43,069)
    Sale (Purchase) of Temporary Investments, Net              12,191,972                  (9,775,337)              (5,832,300)
    Purchase of Enhanced Yield Investments                         (1,869)                       (461)                    (988)
    Proceeds from Sales and Principal Payments of
     Enhanced Yield Investments                                21,907,154                  54,858,990               61,470,419
    Professional Fees                                             (70,815)                    (88,469)                (149,192)
    Insurance Fees                                                 (7,906)                     (4,343)                  (6,285)
    Net Cash Provided by Operating Activities                  41,091,482                  54,683,407               67,902,270

CASH FLOWS FROM FINANCING ACTIVITIES:
           Loan Repayments - Net                                        -                      -                   (22,702,377)
           Cash Distributions to Partners                     (41,174,256)                (54,554,528)             (45,172,973)
Net Cash Applied to Financing Activities                      (41,174,256)                (54,554,528)             (67,875,350)
Net Increase (Decrease) in Cash                                   (82,774)                    128,879                   26,920
Cash at the Beginning of the Period                               157,275                      28,396                    1,476
Cash at the End of the period                              $       74,501            $        157,275           $       28,396

               RECONCILIATION OF NET INCREASE (DECREASE) IN NET ASSETS RESULTING
                  FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

 Net Increase (Decrease) In Net Assets
     Resulting From Operations                             $   (4,146,289)            $    (7,171,518)          $   19,391,347
 Adjustments to Reconcile Net Increase (Decrease) in
Net Assets Resulting from Operations to Net Cash
Provided by Operating Activities:
 Decrease in Investments                                        46,085,852                 43,333,548               52,534,150
 (Increase) Decrease in Accrued Interest                         1,812,846                  2,667,814               (3,836,032)
 Amortization of Deferred Organization Expenses                          -                          -                   92,080
 Increase (Decrease) in Other Accrued Liabilities                  (10,370)                   (27,118)                   9,112
 Increase (Decrease)in Fund Administration
   Expenses Payable                                                (15,090)                    51,707                        -
 Decrease in Interest Payable                                            -                          -                  (23,821)
 (Increase) Decrease in Prepaid Expenses                            (7,906)                     2,755                   20,325
 Net Change in Unrealized Depreciation
 (Appreciation) on Investments                                  (2,627,096)                15,853,762               (1,053,093)
 (Increase) Decrease in Independent General
   Partners' Fees Payable                                            1,945                     (1,675)                 (11,862)
 Decrease in Professional Fees Payable                              (2,410)                   (25,868)                 (44,052)
 Decrease in Prepaid Loan Fees                                           -                          -                  824,116
 Total Adjustments                                              45,237,771                 61,854,925               48,510,923
 Net Cash Provided by Operating Activities                  $   41,091,482            $    54,683,407           $   67,902,270


                          See the Accompanying Notes to Financial Statements.

                                              EQUITABLE CAPITAL PARTNERS, L.P.
                                            STATEMENTS OF CHANGES IN NET ASSETS


                                                                                            For the Years Ended
                                                                      December 31, 1995      December 31, 1994     December 31, 1993

 FROM OPERATIONS:

      Net (Decrease) Increase in Net Assets Resulting                  $   (4,146,289)        $   (7,171,518)         $  19,391,347
         from Operations

      Cash Distributions to Partners                                      (41,174,256)           (54,554,528)           (45,172,973)

      Reduction in Managing General Partners' Contribution                   (255,780)              (267,821)              (189,176)

      Total Decrease                                                      (45,576,325)           (61,993,867)           (25,970,802)

  NET ASSETS:

      Beginning of Period                                                 157,930,203            219,924,070            245,894,872

      End of Period                                                   $   112,353,878         $  157,930,203          $ 219,924,070


                           See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                                  Managing
                                                                                  General            Limited
                                                                Notes             Partner            Partners              Total
FOR THE YEAR ENDED DECEMBER 31, 1993

 Partners' Capital at January 1, 1993                                         $  2,473,151          $ 243,421,721     $ 245,894,872
 Cash Distribution to Partners                                                    (210,127)           (44,962,846)      (45,172,973)
 Reduction in Managing General Partners' Contribution             3               (189,176)                     -          (189,176)
 Allocation of Net Investment Income                             12                152,181             15,065,871        15,218,052
 Allocation of Net Unrealized Appreciation on Investments        13                 10,531              1,042,562         1,053,093
 Allocation of Net Realized Gains on Investments                 11                 31,202              3,089,000         3,120,202
 Partners' Capital at December 31, 1993                                       $  2,267,762          $ 217,656,308     $ 219,924,070

 FOR THE YEAR ENDED DECEMBER 31, 1994

 Partners' Capital at January 1, 1994                                         $  2,267,762          $ 217,656,308     $ 219,924,070
 Cash Distribution to Partners                                                     (99,905)           (54,454,623)      (54,554,528)
 Reduction in Managing General Partners' Contribution             3               (267,821)                     -          (267,821)
 Allocation of Net Investment Income                             12                 69,241              6,854,887         6,924,128
 Allocation of Net Unrealized Depreciation on Investments        13               (158,538)           (15,695,224)      (15,853,762)
 Allocation of Net Realized Gains on Investments                 11                 17,581              1,740,535         1,758,116
 Partners' Capital at December 31, 1994                                       $  1,828,320          $ 156,101,883     $ 157,930,203

 FOR THE YEAR ENDED DECEMBER 31, 1995

 Partners' Capital at January 1, 1995                                         $  1,828,320          $ 156,101,883     $ 157,930,203
 Cash Distribution to Partners                                                     (82,120)           (41,092,136)      (41,174,256)
 Reduction in Managing General Partners' Contribution              3              (255,780)                     -          (255,780)
 Allocation of Net Investment Income                              12                52,152              5,163,059         5,215,211
 Allocation of Net Unrealized Appreciation on Investments         13                26,271              2,600,825         2,627,096
 Allocation of Net Realized Losses on Investments                 11              (119,887)           (11,868,709)      (11,988,596)
 Partners' Capital at December 31, 1995                                       $  1,448,956          $ 110,904,922     $ 112,353,878




                           See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995


   PRINCIPAL                                                    INVESTMENT   INVESTMENT     AMORTIZED     VALUE         % OF TOTAL
 AMOUNT/SHARES                  INVESTMENT                         DATE         COST          COST       (NOTE 2)       INVESTMENTS
---------------  --------------------------------------------   -----------  ----------    ----------    ---------     -------------


                   ENHANCED YIELD INVESTMENTS
                   MANAGED COMPANIES

                   CONSUMER PRODUCTS MANUFACTURING

                   LEXMARK INTERNATIONAL GROUP, INC.
$     19,667,348   Lexmark International, Inc.,
                     Sr. Sub. Nts. 14.25% due 03/31/01*           03/27/91  $ 19,667,348   $ 19,667,348   $ 19,667,348
1,327,476 Shares   Lexmark International Group, Inc.,
                     Class B Common Stock** (d)                   03/27/91     8,849,843      8,849,843     21,803,793
                                                                              -----------   ------------   ------------
                                                                              28,517,191     28,517,191     41,471,141       37.81
                                                                              -----------   ------------   -------------------------


                   TULIP HOLDING CORPORATION - NOTE 12
$      8,530,088   Tulip Holding Corp.,
                     Sub. Nt. 14.5% due 12/29/97*(a)(b)          12/29/89      8,499,467      8,516,694        426,504
$        428,255   Tulip Holding Corp.,
                     Sub. Nt. 16.5% due 06/30/94*(a)(b)(c)       12/31/91        428,255        428,255              0
$      1,390,676   Tulip Holding Corp.,
                     Sub. Nt. 16.5% due 06/30/94*(a)(b)(c)       12/31/92      1,390,676      1,390,676              0
$        627,804   Tulip Holding Corp.,
                     Sub. Nt. 16.5% due 06/30/94*(a)(b)(c)       12/31/93        627,804        627,804              0
2,843.3625 Shares  Tulip Holding Corp.,
                     Series A Exchangeable Pref. Stock 15%*(b)   12/29/89      2,843,362      2,843,362              0
 153,104 Warrants  Tulip Holding Corp.,
                     Common Stock Purchase Warrants**            12/29/89         30,621         30,621              0
                                                                            -------------- --------------- --------------
                                                                              13,820,185      13,837,412        426,504       0.39
                                                                            -------------- --------------- -------------------------


                    BANKING AND FINANCE

                    USAT HOLDINGS INC.
       603 Shares   USAT Holdings Inc., Common Stock**           01/05/90 &
                                                                 12/19/91      7,229,058      7,229,058      7,229,058
                                                                            -------------- --------------- --------------
                                                                               7,229,058       7,229,058      7,229,058       6.59
                                                                            -------------- --------------- -------------------------


               See the Accompanying Notes to Financial Statements.

                                               EQUITABLE CAPITAL PARTNERS, L.P.
                                              SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      DECEMBER 31, 1995
                                                         (CONTINUED)
    PRINCIPAL                                                       INVESTMENT    INVESTMENT      AMORTIZED     VALUE    % OF TOTAL
  AMOUNT/SHARES                  INVESTMENT                           DATE          COST            COST       (NOTE 2)  INVESTMENTS
----------------  ------------------------------------------------ ------------ -------------- --------------- -------- ------------

                  MISCELLANEOUS MANUFACTURING

                  QUANTEGY ACQUISITION CORP.
                   (FORMERLY AMPEX RECORDING MEDIA CORP.)
      162 Shares  Quantegy Acquisition Corp., Common Stock          11/13/95     $ 3,464,732    $ 3,464,732    $ 3,464,732
 45,667 Warrants  Ampex Recording Media Corp.,
                   Warrants to Purchase Class A Common Stock **(e)  12/31/90 &
                                                                    06/28/91         366,865        366,865        182,668
                                                                                ------------   -------------   ------------
                                                                                   3,831,597      3,831,597      3,647,400      3.33
                                                                                ------------   -------------   ---------------------
                  RI HOLDINGS, INC. - NOTES 10, 12
$      22,584,916 RI Holdings, Inc.,
                    Sr. Sub. Nts. 16% due 08/31/01*(a)(b)           04/25/94      11,828,850     11,828,850      9,463,080
   304,934 Shares RI Holdings, Inc., Common Stock**                 09/01/89       3,049,340      3,049,340              0
212,407.91 Shares RI Holdings, Inc., Common Stock**                  various           2,124          2,124              0
  46,062.5 Shares RI Holdings, Inc., Common Stock**                 04/25/94             461            461              0
186,879.68 Shares RI Holdings, Inc., Common Stock**                 05/09/95           1,869          1,869              0
                                                                                -------------- --------------- --------------
                                                                                  14,882,644      14,882,644      9,463,080     8.63
                                                                                -------------- --------------- ---------------------
                  LEATHER AND LEATHER PRODUCTS

                  UNITED STATES LEATHER HOLDINGS, INC.
$   18,684,000    U.S. Leather Holdings, Inc.,
                    Sr. Sub. Deb. 15% due 01/31/04*                 08/06/93      18,556,021     18,569,686     11,210,400
$       46,341    U.S. Leather Holdings, Inc.,
                    Sr. Sub. Deb. 15% due 08/05/98 *(a)             11/30/93          46,341         46,341              0
$      561,907    U.S. Leather Holdings, Inc.,
                    Sr. Sub. Deb. 15% due 08/05/98 *(a)             02/28/94         561,907        561,907              0
$      530,436    U.S. Leather Holdings, Inc.,
                    Sr. Sub. Deb. 15% due 08/05/98 *(a)             11/30/94         530,436        530,436              0
$      730,090    U.S. Leather Holdings, Inc.,
                    Sr. Sub. Deb. 15% due 08/05/98 *(a)             02/28/95         730,090        730,090              0
$      320,008    U.S. Leather Holdings, Inc.,
                    Sr. Sub. Deb. 15% due 08/05/98 *(a)             05/31/95         320,008        320,008              0
$      515,070    U.S. Leather Holdings, Inc.,
                    Sr. Sub. Deb. 15% due 08/05/98 *(a)             08/31/95         515,070        515,070              0
$      723,459    U.S. Leather Holdings, Inc.,
                    Sr. Sub. Deb. 15% due 08/05/98 *(a)             11/30/95         723,459        723,459
 3,800.89 Shares  U.S. Leather Holdings, Inc.,
                    Sr. Sub. Pref. Stock 8% redeemable
                    03/31/01*(a)(b)                                 12/30/88       2,576,000      2,576,000              0
  191,504 Shares  U.S. Leather Holdings, Inc.,
                    Jr. Sub. Pref. Stock *(a)(b)                    08/06/93               0              0              0
191,504 Warrants  U.S. Leather Holdings, Inc.,
                    Non-Voting Common Stock Purchase Warrants **    08/06/93         238,247        238,247              0
                                                                                -------------- --------------- --------------
                                                                                  24,797,579     24,811,244     11,210,400     10.22
                                                                                -------------- --------------- ---------------------

                             See the Accompanying Notes to Financial Statements.

                                               EQUITABLE CAPITAL PARTNERS, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      DECEMBER 31, 1995
                                                         (CONTINUED)

  PRINCIPAL                                                             INVESTMENT    INVESTMENT    AMORTIZED    VALUE   % OF TOTAL
 AMOUNT/SHARES                       INVESTMENT                           DATE           COST         COST      (NOTE 2) INVESTMENTS
---------------  ---------------------------------------------------- ------------ --------------- ----------- --------- -----------
                  DISTRIBUTION SERVICES

                  WB BOTTLING CORPORATION - NOTE 12
   3,135 Shares   WB Bottling Corp., Preferred Stock**                  09/12/90     $   313,500   $   313,500     $      0
  41,663 Shares   WB Bottling Corp., Common Stock**                     09/12/90 &
                                                                        08/11/92         169,456       169,456            0
                                                                                     ------------  ------------   ---------
                                                                                         482,956       482,956            0     0.00
                                                                                     ------------  ------------   ------------------
                  MISCELLANEOUS RETAIL

                  PERGAMENT HOME CENTERS, INC.- Note 12
$     3,236,800   Pergament Acq. Corp., Home Centers, Inc.
                    Floating Rate Demand Note due 07/31/00*             10/18/91       3,236,800     3,236,800    3,236,800
  380.80 Shares   Pergament Holding, Corp., Common Stock Class B **     02/28/89       8,568,000     8,568,000    2,142,000
139.0545 Shares   Pergament Holding, Corp., Common Stock Class C **     02/28/89               0             0            0
                                                                                     ------------  ------------  ----------
                                                                                      11,804,800    11,804,800    5,378,800     4.90
                                                                                     ------------  ------------  -------------------

                  R&S STRAUSS, INC.
                   (FORMERLY WSR ACQUISITION CORPORATION)
$    1,815,000    R&S Strauss, Inc., Sr. Sub. Nt. 15% due 05/31/00*     06/13/90       1,815,000     1,815,000    1,815,000
$    2,310,000    R&S Strauss, Inc., Sr. Sub. Nt. 15% due 05/31/00*     06/13/90       2,310,000     2,310,000    2,310,000
                                                                                     ------------  ------------  -----------
                                                                                       4,125,000     4,125,000    4,125,000     3.76
                                                                                     ------------  ------------  -------------------

                  PRINTING, PUBLISHING AND ALLIED LINES

                  AMERICAN PAPER GROUP, LTD.
$    1,209,417    American Paper Group, Ltd.,
                    Sub. Nts. 5% due 12/31/00*                          01/18/94         820,467       899,936      899,936
  2,021 Shares    American Paper Holdings Inc., Common Stock**          01/18/94         136,903       136,903      136,903
                                                                                     ------------  ------------ -------------
                                                                                         957,370     1,036,839    1,036,839     0.95
                                                                                     ------------  ------------ --------------------



                   TOTAL INVESTMENT IN  MANAGED  COMPANIES                         $ 110,448,380  $110,558,741   $83,988,222   76.58
                                                                                   -------------- ------------ ---------------------

                             See the Accompanying Notes to Financial Statements.

                                               EQUITABLE CAPITAL PARTNERS, L.P.
                                              SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                                                         (CONTINUED)

   PRINCIPAL                                                   INVESTMENT    INVESTMENT     AMORTIZED       VALUE       % OF TOTAL
 AMOUNT/SHARES                    INVESTMENT                      DATE         COST            COST        (NOTE 2)     INVESTMENTS
---------------  --------------------------------------------- ------------ ------------- ------------- ------------ ---------------


                  NON-MANAGED COMPANIES

                  CONSUMER PRODUCTS MANUFACTURING

                  AMERICAN SAFETY RAZOR COMPANY - NOTE 12
 216,593 Shares   ASR Acquisition Corp., Common Stock (d)        04/14/89    $  34,056     $   34,056   $  1,705,670
   3,152 Shares   ASR Acquisition Corp., Common Stock (d)        05/22/89          505            505         24,822
                                                                            ------------  ------------   --------------
                                                                                34,561         34,561      1,730,492           1.58
                                                                            ------------  ------------   ---------------------------

                  DISTRIBUTION SERVICES

                  WESTERN PIONEER, INC.-Note 10
$    9,460,000    Western Pioneer, Inc.,
                    Sr. Sub. Nts. 10% due 12/01/02*(b)          11/30/94     1,928,960      1,928,960      1,928,960
162,161 Warrants  Western Pioneer, Inc.,
                    Common Stock Purchase Warrants **           11/30/94             0              0              0
                                                                           ------------- ------------  --------------
                                                                             1,928,960      1,928,960      1,928,960           1.76
                                                                           ------------- ------------  -----------------------------

                   BROADCASTING

                   APOLLO RADIO HOLDING CO., INC.
    57.75 Shares   Apollo Radio Holding Co., Inc.,
                     Common Stock**                            06/01/90        119,942        119,942       653,018
     49.5 Shares   Apollo Radio Holding Co., Inc.,
                     Common Stock**                            04/03/90        102,808        102,808       559,732
17.8749 Warrants   Apollo Radio Holding Co., Inc.,
                     Common Stock Purchase Warrants**          04/03/90              0              0             0
                                                                           -------------  ------------- -------------
                                                                               222,750        222,750     1,212,750           1.11
                                                                           -------------  ------------- ----------------------------


                             See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                                              SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                                   (CONTINUED)
   PRINCIPAL                                                        INVESTMENT    INVESTMENT    AMORTIZED     VALUE     % OF TOTAL
 AMOUNT/SHARES                        INVESTMENT                       DATE          COST          COST      (NOTE 2)   INVESTMENTS
--------------  -------------------------------------------------- ------------ --------------- ---------- ---------- --------------

                 HEALTH SERVICES

                 MTI HOLDINGS, INC. - NOTES 10, 12
$      915,779   MTI Holdings, Inc., Sr. Sec. Nt. 5% due 08/15/99*    07/01/94   $   915,779   $    915,779   $  457,890
 43,436 Shares   MTI Holdings, Inc., Class B Common Stock**           07/01/94       990,000        990,000            0
                                                                                --------------- ------------ -----------
                                                                                   1,905,779      1,905,779      457,890        0.42
                                                                                --------------- ------------ -----------------------


                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                     $ 4,092,050   $  4,092,050   $5,330,092        4.87
                  ------------------------------------------                    -------------- --------------- ---------------------


                  TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS              $  114,540,430   $114,650,791  $89,318,314       81.45
                  ----------------------------------------------                -------------- ------------- -----------------------

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER

$    5,000,000    Greenwich Funding, 5.67% due 02/21/96              12/15/95   $  4,946,450   $ 4,959,838   $ 4,959,838
$   10,000,000    Dynamic Funding Corp, 6.08% due 01/02/96           12/27/95      9,989,867     9,998,315     9,998,315
$    5,400,000    International Securitization, 6.00% due 01/03/96   12/29/95      5,395,500     5,398,200     5,398,200
                                                                                --------------- ------------  ------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                          $ 20,331,817   $20,356,353   $20,356,353       18.55
                  ------------------------------------                          --------------- ------------ -----------------------

                             See the Accompanying Notes to Financial Statements.

                                               EQUITABLE CAPITAL PARTNERS, L.P.
                                              SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                                   (CONCLUDED)

   PRINCIPAL                                                INVESTMENT    INVESTMENT      AMORTIZED          VALUE       % OF TOTAL
 AMOUNT/SHARES                       INVESTMENT                DATE          COST            COST          (NOTE 2)      INVESTMENTS
----------------  ----------------------------------------- ------------ --------------- --------------- ---------------------------


                   TOTAL TEMPORARY INVESTMENTS                           $ 20,331,817    $ 20,356,353      $20,356,353        18.55
                   ---------------------------
                                                                         --------------- --------------- ---------------------------

                    TOTAL INVESTMENT PORTFOLIO                          $ 134,872,247    $135,007,144     $109,674,667       100.00%
                    --------------------------                           =============== =============== ===========================




                     SUMMARY OF INVESTMENTS
                     Subordinated Notes                                  $ 75,452,738    $ 75,563,099     $ 51,415,918        46.89
                     Preferred Stock                                        5,732,862       5,732,862                -         0.00
                     Common Stock and Warrants                             33,354,830      33,354,830       37,902,396        34.56
                     Temporary Investments                                 20,331,817      20,356,353       20,356,353        18.55

                                                                        --------------- --------------- ----------------------------
                     TOTAL INVESTMENT PORTFOLIO                          $134,872,247    $135,007,144     $109,674,667       100.00%
                                                                        =============== =============== ============================



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


                           See the Accompanying Notes to Financial Statements.

                              EQUITABLE CAPITAL PARTNERS, L.P.
                      SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                            FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                       PAR VALUE OR
                                                      DATE OF            NUMBER OF     AMORTIZED         NET              REALIZED
SECURITY                                            TRANSACTION           SHARES         COST          PROCEEDS          GAIN (LOSS)
Polaris Pool Systems, Inc.
Common Stock                                          3/22/95                  -        $     -        $ 82,743   (A)      $ 82,743

Total Net Realized Gains
  for the Three Months Ended March 31, 1995                                                   -          82,743              82,743
Total Net Realized Gains
  for the Three Months Ended June 30, 1995                                                    -               -                   -
Haddon Craftsman, Inc.
Common Stock                                          8/9/95                   -              -          54,118   (A)        54,118
Polaris Pool Systems, Inc.
Common Stock                                          8/9/95                   -              -          16,245   (A)        16,245
ASR Acquisition Corp.
Series B Subordinated 13.5% Notes                    8/29/95         $ 3,045,312      3,045,312       3,106,218              60,906
J.P. Foodservice, Inc.
Common Stock                                         9/19/95             507,490      4,390,261       8,344,264           3,954,003
Multi-Turf, Inc.
Common Stock                                         9/20/95              152.46         39,312         521,630             482,318

Total Net Realized Gains
  for the Three Months Ended September 30, 1995                                       7,474,885      12,042,475           4,567,590
Appolo Radio Holding Co., Inc.
Subordinated 15.0% Note                             10/27/95         $ 1,650,000      2,983,948       3,513,363             529,415
Ampex Recording Media
Subordinated Notes Series A & B                     11/13/95         $10,813,043     10,813,043       3,464,732          (7,348,311)
Lexmark International Group, Inc.
Common Stock                                        11/22/95             532,327      3,548,847      10,034,364           6,485,517
Haddon Craftsman, Inc.
Common Stock                                         12/7/95                   -              -          97,503  (A)         97,503
Color Your World
Sr. Partnersip Units                                12/31/95                   -     16,403,053               -         (16,403,053)

Total Net Realized Losses
  for the Three Months Ended December 31, 1995                                       33,748,891      17,109,962         (16,638,929)
Total Net Realized Losses
  for the Year Ended December 31, 1995                                              $41,223,776   $  29,235,180       $ (11,988,596)
                                                                        ================  ===============    ===============
(A) Proceeds represent a distribution to the Fund from the escrow account.

                             See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995



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


       On July 22, 1993, Equitable Capital Management Corporation ("Equitable Capital"), formerly the Managing General Partner and investment adviser of the Fund, transferred substantially all of the assets comprising Equitable Capital's business to Alliance Capital Management L.P. ("Alliance Capital") and its wholly-owned subsidiary, Alliance Corporate Finance Group Incorporated ("Alliance Corporate"). In connection with such transaction, the limited partners (the "Limited Partners") of the Funds voted to approve a new investment advisory agreement between the Funds and Alliance Corporate and also voted to admit Alliance Corporate as Managing General Partner of the Funds to succeed Equitable Capital. Accordingly, on July 22, 1993, the closing date of the transaction described above, (l) Alliance Corporate was admitted as the successor Managing General Partner of the Funds, (ll) Equitable Capital withdrew from the Funds as Managing General Partner and assigned all of its interest as General Partner to Alliance Corporate and (lll) Alliance Corporate succeeded Equitable Capital as the investment adviser to the Fund pursuant to a new investment advisory agreement. Alliance Corporate (the "Investment Adviser") is a registered investment adviser under the Investment Advisers Act of 1940.


       Prior to July 22, 1993, Equitable Capital was responsible, subject to the supervision of the independent general partners of the Funds (the "Independent General Partners"), for the management of the Funds' investments. As of July 22, 1993, Alliance Corporate assumed such responsibilities in its capacity as Managing General Partner and Investment Adviser of the Funds.


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

       Valuation of Investments


       Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Fund. The total value of securities without a readily ascertainable market value is $46,116,681, and $118,270,752 as of December 31, 1995 and 1994, respectively, representing 41.0% and 74.8% of total assets, respectively. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Fund's portfolio and make recommendations regarding the value of the Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.


       For privately issued securities in which the Fund typically invests, the fair value of an investment is its initial cost, adjusted for amortization of discount or premium and as subsequently adjusted to reflect the occurrence of significant developments. "Significant developments" are business, economic or market events that may affect a company in which an investment has been made or the securities comprising such investment. For example, significant developments that could result in a write down in value include, among other things, events of default with respect to payment obligations or other developments indicating that a portfolio company's performance may fall short of acceptable levels. A write up in value of an investment could take place when a significant favorable development occurs, such as a transaction representing the partial sale of an investment that would result in a capital gain, or company performance exceeding expected levels on a sustained basis. Although the General Partners use their best judgment in determining the fair value of these investments, there are inherent limitations in any valuation technique involving securities of the type in which the Fund invests. Therefore, the fair values presented herein are not necessarily indicative of the amount which the Fund could realize in a current transaction.


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


       Income Taxes


       As discussed in Note 14, no provision for income taxes has been made since all income and losses are allocated to the Fund's partners ("Partners") for inclusion in their respective tax returns.


       Deferred Organization Expenses


       Organization expenses of $554,631 were fully amortized on a straight-line basis as of October 31, 1993.

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


       Sales, Marketing and Offering Expenses and Sales Commissions

       Sales commissions and selling discounts are allocated to the specific Partners' accounts to which they are applicable. Sales, marketing and offering expenses are allocated between the Funds in proportion to the number of units issued by each Fund and to the Partners in proportion to their capital contributions.


3.     Note Receivable

         On July 22, 1993, pursuant to the terms of the Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Fund, has contributed a non-interest bearing promissory note (the "Note") to the Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as such Limited Partners receive distributions representing additional returns of capital. Such distributions received for the year ended December 31, 1995 resulted in a $255,780 reduction of the principal amount of the Note. The promissory note of Equitable Capital was cancelled upon the contribution of Alliance Corporate's note.



4.     Capital Contributions


       On October 13, 1988, the Fund closed the initial public offering of its units of Limited Partner interests ("Units"). Equitable Capital, the Fund's Managing General Partner at that time, accepted subscriptions for 284,611 Units and admitted 18,288 Limited Partners.


       The Limited Partners' total capital contributions were $283,873,400, after giving effect to volume discounts allowed of $737,600. Equitable Capital's aggregate capital contribution was in the form of a promissory note in the principal amount of $2,641,469. On July 22, 1993, Equitable Capital's note was canceled and Alliance Corporate made a capital contribution in the form of a promissory note on such date, as described in Note 3. Sales, marketing and offering expenses and selling commissions have been charged against proceeds resulting in net capital contributed by Limited Partners of $261,531,542.


       Allocation of income, loss and distributions of cash are made in accordance with the Partnership Agreement as further discussed in Note 12.

5.     Sales, Marketing and Offering Expenses and Sales Commissions



       The Fund expended a total of $535,631 for the reimbursement of sales and marketing expenses. Aggregate sales and marketing expenses of the Funds may not exceed $2,528,415 or .5% of the aggregate capital contributions and were allocated proportionately to the number of Units issued by each Fund. Aggregate sales and marketing expenses for the Funds totaled $951,683.

       The Fund also paid $2,098,311 for the reimbursement of offering expenses. These expenses, along with the offering expenses of the Retirement Fund and the organizational expenses of the Funds, may not exceed $6,000,000. Aggregate offering and organizational expenses for the Funds totaled $4,711,806. (See Note 2 regarding the amortization of deferred organizational expenses).


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



       The Investment Advisory Fee is calculated and paid quarterly in advance. The Investment Advisory Fees paid by the Fund for the years ended December 31, 1995, 1994 and 1993 were $1,442,458, $1,855,152 and $2,318,660, respectively.
The decrease in the Investment Advisory Fees is due primarily to the return of capital distributed to Limited Partners which reduced the Fund's Available Capital on which the Investment Advisory Fee is based.

7.     Fund Administration Fees and Expenses

       As compensation for its services during the fourth through seventh year of operation of the Funds, ML Fund Administrators, Inc. ("MLFAI"), as the Fund administrator, is entitled to receive from the Funds an annual amount equal to the greater of the (l) Minimum Fee and (ll) the Funds' prorated proportion (based on the number of Units issued by the Funds) of 0.45% of the excess of the aggregate net offering proceeds of the Units issued by the Funds over 50% of the aggregate amount of capital reductions of the Funds (subject to an annual maximum of $3.2 million). The Minimum Fee is 1% of the gross offering price of Units in the Funds, but not greater than $500,000. The Fund Administration Fee is calculated and paid quarterly in advance. The Fund Administration Fees paid by the Fund for the years ended December 31, 1995, 1994 and 1993, were $903,704, $986,374 and $1,069,374, respectively.

       In addition to the Fund Administration Fee, MLFAI is entitled to receive reimbursement for a portion of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the years ended December 31, 1995 and 1994, the Fund incurred Administrative Expenses of $173,962 and $473,142 respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Retirement Fund.

8.     Independent General Partners' Fees and Expenses

       As compensation for their services, each Independent General Partner is entitled to a $30,000 annual fee (payable quarterly) from the Fund in addition to $500 for each meeting attended and reimbursement for any out-of-pocket expenses. In accordance with the Fund's Partnership Agreement, the amount of such fee is reviewed annually by the Independent General Partners.

       For the years ended December 31, 1995, 1994 and 1993, the Fund incurred $167,152, $164,518 and $173,862, respectively, of Independent General Partners' Fees and Expenses.

9.     Loan Fees

       In connection with a credit facility entered into by the Fund with Wells Fargo Bank, N.A., a loan underwriting fee of $1,625,000 and related legal fees of $311,524 were originally being amortized on a straight line basis from May 2, 1990, the date of the first borrowing under such credit facility, to October 15, 1995, the date of maturity of the credit facility. However, because the loan was fully repaid on June 18, 1993, the amortization of such fees was accelerated and the balance of the prepaid loan fees and related legal fees was expensed at that time. For the year ended December 31, 1993, the Fund incurred loan fees of $824,116. No such fees have been incurred for the years ended December 31, 1995 and 1994.



10.    Related Party Transactions


       For the years ended December 31, 1995, 1994 and 1993, the Fund incurred expenses of $51,235, $62,576, and $67,446, respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Fund's Enhanced Yield Investments. The Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

11.    Investment Transactions


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


       Although the Fund cannot eliminate its risks associated with participation in Enhanced Yield Investments, it has established risk management policies. The Fund subjected each prospective investment to rigorous analysis and will make only those investments that have been recommended by the Managing General Partner and that meet the Fund's investment guidelines or that have otherwise been approved by the Independent General Partners. Fund investments are measured against specified Fund investment and performance guidelines. To limit the exposure of the Fund's capital in any single issuer, the Fund limits the amount of its investment in a particular issuer. The Fund also continually monitors portfolio companies in order to minimize the risks associated with participation in Enhanced Yield Investments.


         During the year ended December 31, 1995, the Fund received a total of $946,000 and $27,814 from Western Pioneer, Inc. and MTI Holdings, Inc., respectively, as principal paydowns of the senior notes held by the Fund. No gain or loss has been recorded on the transactions and the amounts will be distributed as return of capital to the Limited Partners.


     On August 3, 1995, the Fund sold its American Safety Razor Company 13.5% Series B Subordinated Notes for $3,106,218 and recognized a gain of $60,906 on the sale.


       During the year ended December 31, 1995, the Fund received $98,988 and $151,621 from Polaris Pool Systems, Inc. and Haddon Craftsman, Inc., respectively. The monies represent proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates. These proceeds were recorded and distributed as gains.


        On September 15, 1995, the Fund sold its common stock investment in JP Foodservice, Inc. for $8,344,264, which resulted in a gain to the Fund of $3,954,003.


       During the year ended December 31, 1995, the Fund received total proceeds of $521,630 from Multi-Turf, Inc. as paydown of the equity held, which resulted in a gain of $482,318 to the Fund.


       On October 26, 1995, Apollo Radio Holding Company, Inc. repaid its 15.0% Subordinated Note. The Fund received total proceeds of $3,513,363 which represented all outstanding principal, accrued interest and a realized gain of $529,415.


       On November 21, 1995, Lexmark International Group, Inc. ("Lexmark") (formerly Lexmark Holding, Inc.) completed the initial public offering of shares of common stock held by certain existing shareholders of Lexmark. After a fifteen to one stock split, Equitable Capital Partners, L.P. (the "Fund") held 1,859,803 shares of Lexmark common stock. The Fund sold 532,327 shares in the offering representing 28.6% of the shares held by the Fund for total net proceeds of $10,034,364 or a net price of $18.85 per share. The initial cost of the shares sold by the Fund was $3,548,847. As a result, the Fund realized a gain of $6,485,517. The shares of Lexmark common stock are listed on the New York Stock Exchange under the symbol LXK.


       As of December 31, 1995, the Fund had investments in ten Managed Companies (a Managed Company is one to which the Fund, the Managing General Partner or other persons in the Fund's investor group makes significant managerial assistance available) and four Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $114,540,430 (including $854,000 capitalized cost of payment-in-kind securities), consisting of $75,452,738 in senior notes and subordinated notes, $5,732,862 in preferred stock and purchase warrants and $33,354,830 in common stock and purchase warrants.

12.    Allocation of Profits and Losses


       Pursuant to the terms of the Partnership Agreement, net investment income and gains and losses on investments are generally allocated between the Managing General Partner and the Limited Partners based upon cash distributions as follows:


       first, 99% to the Limited Partners and 1% to the Managing General Partner until the Limited Partners have received a cumulative priority return of 10% non-compounded on an annual basis on their investments in Enhanced Yield Investments, second,  70% to the  Limited  Partners  and 30% to the  Managing  General
       Partner until the Managing General Partner has received 20% of all current and prior distributions on such investments,


     and thereafter, 80% to the Limited Partners and 20% to the Managing General Partner.

       For the year ended December 31, 1995, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

13.    Unrealized Appreciation/Depreciation and Non-Accrual of Investments

       For the year ended December 31, 1995, the Fund recorded net unrealized appreciation on Enhanced Yield Investments of $2,627,096. Such appreciation was the result of adjustments in value made with respect to the following investments during 1995:

       The amount includes the reversal of $16,403,054 of unrealized depreciation of Color Your World Senior Partnership Units which were rendered worthless as of December 31, 1995. On June 30, 1995, Color Your World, Corp. senior partnership units were written down from 100% to zero. This resulted in unrealized depreciation of $3,280,610 to the Fund.

       On March 31, 1995, Pergament Home Centers, Inc. Class B Common Stock was written down from 75% to 25% of cost, resulting in unrealized depreciation of $4,284,000.

     The RI Holdings, Inc. common stock purchased on May 9, 1995 was valued at zero, resulting in unrealized depreciation of $1,869 to the Fund.

       On June 30, 1995, MTI Holdings, Inc. Class B Common Stock was written down from 100% to zero and the 5% Senior Secured Note was written down from 100% to 75% of par. On September 30, 1995, MTI Holdings, Inc. 5% Senior Secured Note was written down from 75% to 50% of par value. These writedowns resulted in total unrealized depreciation of $1,450,228 to the Fund. Due to principal paydowns during the three months ended September 30, 1995, $2,338 of unrealized depreciation was reversed.

     The Tulip Holding Corp. 14.5% Subordinated Note was written down from 50% to 25% of par on June 30, 1995 and 25% to 5% of par at September 30, 1995. This resulted in total unrealized depreciation of $3,838,540 to the Fund.

       On June 30, 1995, due to a default of an interest payment on senior notes held by a third party, the WB Bottling Corporation preferred and common stock held by the Fund were written down from 100% to 10% of cost. On December 31, 1995, WB Bottling Corporation preferred stock and common stock were written down from 10% to zero. This activity resulted in total unrealized depreciation of $482,956 to the Fund.

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

       On September 30, 1995, Ampex Recording Media Corp. 14% and 18.4% Senior Subordinated Series A & B Notes were written down from 50% to 25% of par value, which resulted in unrealized depreciation of $3,464,731 to the Fund. Due to an increase in the quoted market price of Ampex Recording Media Corp. warrants held by the Fund at December 31, 1995, the Fund recorded unrealized appreciation of $79,756. Due to a restructuring, $7,348,311 of unrealized depreciation was reversed at December 31, 1995.

     On September 30, 1995, U.S. Leather Holdings, Inc. 8% Senior Subordinated Preferred Stock and the 15% Senior Subordinated PIK Notes were written down to zero. On December 31, 1995, U.S. Leather Holdings, Inc. 15% Senior Subordinated Note was written down from 100% to 60% of par. These writedowns resulted in total unrealized depreciation of $13,104,997 to the Fund.

       Due to a 15-to-1 stock split and initial public offering of Lexmark common stock on November 21, 1995, the Fund recorded unrealized appreciation of $8,614,408. The equity was valued at 90% of the closing market price at December 31, 1995, due to contractual restrictions on resale.

       Due to the decline in the quoted market price of American Safety Razor Company common stock, the Fund recorded total unrealized depreciation of $1,291,002 at December 31, 1995.

     On December 31, 1995, Apollo Radio Holding Co., Inc. common stock was written up from zero, resulting in unrealized appreciation of $1,212,750 to the Fund.

       For the years ended December 31, 1994 and 1993, the Fund recorded net unrealized depreciation of $15,853,762 and net unrealized appreciation of $1,053,093, respectively.

         The following investments have been on non-accrual status as of the respective dates:


         U.S. Leather Holdings, Inc. 15%
           Senior Subordinated Note                  October 1, 1995
         MTI Holdings, Inc. 5%
           Senior Secured Note                       October 1, 1995
         Western Pioneer, Inc. 10%
           Senior Subordinated Note                  November 30, 1994
         RI Holdings, Inc. 16%
           Senior Subordinated Notes                 April 25, 1994
         Tulip Holding, Corp. 14.5% and 16.5%
           Subordinated Notes                        January 1, 1994

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

14.    Income Taxes

       No provision for income taxes has been made since all income and losses are allocated to the Fund's partners for inclusion in their respective tax returns.

       Pursuant to Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Fund is required to disclose any difference between the tax basis of the Fund's assets and liabilities versus the amounts reported in the Financial Statements. Generally, the tax basis of the Fund's assets approximate the amortized cost amounts reported in the Financial Statements. This amount is computed annually and as of December 31, 1995, the tax basis of the Fund's assets was greater than the amounts reported in the Financial Statements by $60,536,688. This difference is primarily attributable to unrealized depreciation on investments which has not been recognized for tax purposes. Additionally, certain realized gains and losses due to restructuring were treated differently for tax purposes, but not for financial reporting purposes.

15.    Subsequent Distributions

       On February 7, 1996, the Independent General Partners approved an aggregate cash distribution of $14,524,791 for the three months ended December 31, 1995, which was paid on February 14, 1996. The amount distributed to Limited Partners was $14,503,777, or $50.96 per Unit(of which $5,381,994 is capital returned from investments during the fourth quarter of 1995), to Limited Partners of record at December 31, 1995. On a per Unit basis, this distribution to Limited Partners includes $24.74 of realized gains, $7.31 of income from operations and $18.91 of return of capital. The Managing General Partner's one percent allocation of $146,503 was reduced, in accordance with the provisions of the Partnership Agreement, by its one percent allocation of realized gains and capital returned from investments during the fourth quarter of 1995 of $125,488, resulting in a net distribution of $21,015.

Item 9.       Disagreements on Accounting and Financial Disclosure

       None.

                                    Part III

Item 10.      Directors and Executive Officers of the Registrant

The Fund

       The Fund's general partners (the "General Partners") are responsible for the management and administration of the Fund. The General Partners consist of Alliance Corporate succeeding Equitable Capital, as the Managing General Partner, and four individuals serving as Independent General Partners. Each Independent General Partner is not an "interested person" of the Fund as such term is defined in the Investment Company Act of 1940, as amended (the "Investment Company Act").

Independent General Partners

       The Independent General Partners provide overall guidance and supervision with respect to the operations of the Fund and perform the various duties imposed on the directors of business development companies by the Investment Company Act of 1940. The Independent General Partners supervise the Managing General Partner and must, with respect to any Enhanced Yield Investment, either certify that it meets the Fund's investment guidelines or specifically approve it. The Independent General Partners are also responsible for approving certain transactions pursuant to the conditions of an exemptive order issued by the Securities and Exchange Commission (the "Commission") under which the Fund operates. In addition, if a portfolio company is in material default with respect to its payment obligations under any lending agreement to which it is a party or has a ratio of earnings before interest, taxes and depreciation to cash fixed charges of 1.1 to 1 or less for the latest fiscal year for which financial statements are available, the Independent General Partners are required to approve any changes in the terms of the Fund's investment in such portfolio company.

     Messrs. Robert W. Lear and Robert F. Shapiro have served as Independent General Partners of the Fund and the Retirement Fund since June 1988. On April 12, 1989, Mr. Alton G. Marshall and Dr. William G. Sharwell were admitted to the Fund and the Retirement Fund, increasing the total number of Independent General Partners to four. Each Independent General Partner shall hold office until his removal or withdrawal pursuant to the provisions of the Partnership Agreement.

     Mr. Lear, age 78, has been an Executive-in-Residence and Visiting Professor at the Columbia University Graduate School of Business since 1977. He is also a director of Cambrex Corp. and the Korea Fund (a closed-end investment fund). Mr. Lear is a trustee of the Scudder Institutional Funds (mutual funds) and a member of the advisory board of the Welsh, Carson, Anderson, Stowe Venture Capital Funds.

     Mr. Shapiro, age 61, is the President of RFS & Associates, Inc. (consultants and investments). From 1986 to 1987 he was the Co-Chairman of Wertheim Schroeder & Co. Inc. (investment bankers) and from 1974 to 1986 he was the President of its predecessor, Wertheim & Co. Inc. Mr. Shapiro is a director of TJX Companies, Inc. (specialty retailing), a director of American Building Companies and the Burnham Fund Inc. (mutual fund). Mr. Shapiro was Chairman of the Securities Industry Association in 1985.

     Mr. Marshall, age 74, is Senior Fellow of the Nelson A. Rockefeller Institute of Government. He is also President of Alton G. Marshall Associates, Inc. (real estate consultants). He was Chairman and Chief Executive Officer of Lincoln Savings Bank from 1984 to 1991. He is also a Director of New York State Electric and Gas Corporation. He is a Trustee of EQK Realty Investors I and EQK Green Acres (real estate investors), and a Trustee of The Hudson River Trust, which is a mutual fund receiving investment advice from Alliance Capital.

     Dr. Sharwell, age 75, served as the President of Pace University from 1984 to 1990, after retiring in 1984 as Senior Vice President of AT&T. He is also a director of USLife Corporation, American Biogenetic Sciences, Inc. and United States Life Insurance Company.

Managing General Partner

       The Managing General Partner is responsible for purchasing investments for the Fund which the Independent General Partners have reviewed for compliance with the investment guidelines or otherwise approved, for providing administrative services to the Fund and for the admission of assignee Limited Partners to the Fund.

Management of Alliance Corporate and the Fund

       The senior officers of Alliance Corporate responsible for overseeing the management of the Fund are:

                             Position with Alliance Corporate Finance
                             Group Incorporated
                             ----------------------------------------

Frank Savage                 Chairman of the Board of Directors

James R. Wilson              President

William Gobbo, Jr.           Senior Vice President

James D. Neidhart            Senior Vice President

Laura Mah                    Vice President and Chief Accounting Officer



     Mr. Frank Savage, age 57, is Chairman of Alliance Corporate, Chairman of Alliance Capital Management International and a member of the Board of Directors of Alliance Capital Management Corporation. He is Senior Vice President of The Equitable Life Assurance Society of the United States. He was formerly the Chairman of Equitable Capital Management Corporation, an investment management subsidiary of Equitable Life, which was combined with Alliance Capital in July of 1993. Mr. Savage is a director of Lockheed Corporation, ARCO Chemical Company, Lexmark Corporation, Essence Communications, Inc. and The Council on Foreign Relations. He is a member of the Board of Trustees of The Johns Hopkins University and Howard University and Chairman of the Advisory Council of the Johns Hopkins University Nitze School of Advanced International Studies.

       James R. Wilson, age 49, is the President of Alliance Corporate and is in charge of Alliance Corporate's Finance Department. He has specialized in private placement investment management for over 20 years. He joined Equitable Life in 1970. From 1975 to 1978, he was in charge of the Private Placement Department's Atlanta regional office, responsible for making direct placement loans to middle market companies. He then returned to the home office to supervise the credit review and approval procedures of all six regional offices. In 1980, Mr. Wilson joined the Investment Recovery Division of Equitable Capital Management Corporation and subsequently became its head. During his tenure in investment recovery, he was instrumental in a number of major restructurings and recapitalizations of troubled companies and served as chairman of several creditors' committees. Mr. Wilson was elected senior vice president and deputy head of Equitable Capital's Corporate Finance Department in 1985, and in 1991 he became executive vice president and head of the Corporate Finance Department. He was named President of Alliance Corporate Finance Group in 1993 in connection with the Alliance Capital/Equitable Capital merger. Mr. Wilson has served on several corporate Boards and presently is a director of US Leather, Inc. He is active in private placement industry events, has been a speaker at many industry conferences on leveraged buyouts and mezzanine finance and served as Chairman of the annual Private Placement Conference in 1994. Mr. Wilson is a graduate of Denison University and holds an MBA from the University of Pittsburgh.

     Mr. William Gobbo, Jr., age 51, is a Senior Vice President of Alliance Corporate. Mr. Gobbo joined Alliance Corporate through the combination with Equitable Capital. Mr. Gobbo joined Equitable Life in 1967 as an economist in the office of Equitable's Chief Economist. He joined the Private Placement Department in 1976 and in 1984 became head of an investment group that was responsible for the Department's lending activities involving financial institutions and heavy industrial companies.

       Mr. James D. Neidhart, age 51, is a Senior Vice President of Alliance Corporate. He is head of the Investment Recovery Division of Alliance Corporate responsible for the management of public and private investments in companies that have encountered troubled financial situations. He has been actively involved in over 20-25 restructurings, playing in most a leadership role including chairmanship of committees critical to the restructuring process. Mr. Neidhart, who joined Alliance Corporate through the combination with Equitable Capital, had been employed by Equitable Capital in its workout group since 1986. Prior to that, he had nine years of experience in private placement investments and workout transactions with the Prudential Insurance Company of America, three years of commercial lending experience with Harris Trust and Savings Bank and served six years as an Officer in the U.S. Air Force.

     Mrs. Laura Mah, age 40, is a Vice President of Alliance Capital and co-manages the Insurance Services Group. She is responsible for accounting and reporting for assets managed by Alliance Capital for insurance clients, including mutual funds, partnerships, general, separate and advisory accounts. Mrs. Mah joined Alliance Capital through the combination with Equitable Capital. Prior to that, she was an Assistant Vice President with Shearson Lehman Hutton for five years. She is a Certified Public Accountant.

The Investment Adviser

       As a result of the combination of the businesses of Equitable Capital and Alliance Capital, Equitable Capital's investment advisory agreement with the Fund terminated in accordance with its terms on July 22, 1993. On that date, Alliance Corporate succeeded Equitable Capital as the Fund's investment adviser. As investment adviser to the Fund, Alliance Corporate is responsible for the identification, management and liquidation of all investments for the Fund.

The Administrator

       The Administrator performs certain operating and administrative services for the Fund on behalf of the Managing General Partner pursuant to an administrative services agreement, dated October 13, 1988, among the Fund, Equitable Capital and the Administrator.

       The information contained in the Prospectus under the caption "Management Arrangements" is incorporated by reference into this Item 10.

Item 11.      Executive Compensation

       The information with respect to compensation of the Independent General Partners set forth under the caption "Management Arrangements -- The Independent General Partners" in the Prospectus is incorporated by reference into this Item
11. The Fund paid Mr. Lear $36,250, Mr. Shapiro $36,250, Mr. Marshall $36,540 and Dr. Sharwell $36,250 in fees with respect to their services as Independent General Partners in 1995.

       The information with respect to the "Fund Administration Fee and Expenses" payable to the Managing General Partner and the Administrator set forth under the caption "Management Arrangements -- The Managing General Partner" in the Prospectus is incorporated by reference into this Item 11. The Fund paid $1,092,756 to the Administrator, through the Managing General Partner in 1995.

       The information with respect to the "Investment Advisory Fee" payable to Alliance Corporate (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements -- Description of Investment Advisory Agreements" in the Prospectus is incorporated by reference into this
Item 11. The Fund paid Alliance Corporate $1,442,458 with respect to the Investment Advisory Fees for 1995. The Managing General Partner's 1% allocation of net investment income from Temporary Investments, which in 1995 amounted to $5,157, is credited against the Investment Advisory Fees, as required by the Partnership Agreement.

       Alliance  Corporate,  as  Managing  General  Partner,   received  $82,120
representing distributions of net investment income in 1995.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

       As of the date of this report, no person or entity is known by the Fund to be the beneficial owner of more than 5% of the total number of outstanding Units.

       The Independent General Partners and directors and officers of Alliance Corporate own as a group 777 Units, or less than 1% of the total Units outstanding.

Item 13.      Certain Relationships and Related Transactions

     The Fund co-invests in Enhanced Yield Investments with the Retirement Fund and certain affiliates of Equitable Capital pursuant to the terms of an exemptive order granted by the Commission on August 11, 1988 permitting coinvestments on certain terms and conditions, Equitable Capital Partners, L.P., et al. (812-6983) IC-16522, August 11, 1988 (the "Order"). On December 31, 1990,
the Commission granted a request to amend such Order to: (I) permit any person serving as an officer, director or employee of Equitable Life or any of its subsidiaries to serve as a director of Equitable Capital; (ii) permit Equitable Life and its subsidiaries (other than Equitable Capital) and certain other affiliates of Equitable Capital to invest as limited partners in sponsor limited partnerships which invest in transactions in which the Funds also invest; and
(iii) amend and restate all of the conditions and undertakings contained in the August 11, 1988 Order to conform them to those contained in the application filed with the Commission on behalf of Equitable Capital Partners II, L.P. and Equitable Capital Partners (Retirement Fund) II, L.P. Equitable Capital Partners, L.P., et al. (812-7328) IC - 17925, December 31, 1990.

       Pursuant to such arrangements, the Fund co-invested in the Enhanced Yield Investments listed above in Item 1 (with the exception of Color Your World, Inc.) with the Retirement Fund and one or more of the following: Equitable Deal Flow Fund, L.P., Equitable Capital Private Income and Equity Partnership II, L.P., Equitable Life, Equitable Variable Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Insurance Company.

        In connection with the transaction that resulted in the succession of Alliance Corporate as Managing General Partner of, and Investment Adviser to, the Fund and Equitable Capital Partners (Retirement Fund), L.P. (the "Retirement Fund"), Equitable Capital and Alliance Corporate received two exemptive orders from the Securities and Exchange Commission permitting the Fund, the Retirement Fund and Alliance to rely on the exemptive orders previously issued to Equitable Capital and the Funds, subject to the same conditions and undertakings under such orders as applied to Equitable Capital.

                                     Part IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)    Financial Statements, Financial Statement
              Schedules and Exhibits

See Item 8.  Financial Statements and Supplementary Data "Table of Contents."

Exhibits

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

10.3       Credit Agreement dated as of June 27, 1989, between Equitable Capital Partners,
           L.P. and Wells Fargo Bank, N.A.***

13.1       (a)  Forms 10-Q
                Form  8-K *****

28.1       Portions of Prospectus of Registrant and Equitable  Capital Partners,
           L.P., dated July 15, 1988, incorporated by reference into this Annual
           Report on Form 10-K

* Incorporated by reference to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Securities and Exchange Commission on March 29, 1990.

** Incorporated by reference to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed with the Securities and Exchange Commission on March 29, 1989.

*** Incorporated by reference to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed with the Securities and Exchange Commission on March 29, 1993.

**** Incorporated by reference to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission on March 28, 1994.

***** Incorporated by reference to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on November 22, 1995.


                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1996.

                                  EQUITABLE CAPITAL PARTNERS, L.P.

                             By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,

Dated: March 25, 1996             -------------------------------
                                  Frank Savage
                                  Title:  Chairman of the Board


Dated: March 25, 1996             --------------------------------
                                  Laura Mah
                                  Title:  Vice President and Chief
                                          Accounting Officer

       Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 25th day of March, 1996.

                 Signature                               Title


________________________                     Independent General Partner of
Robert W. Lear                               Equitable Capital Partners, L.P.

________________________                     Independent General Partner of
Robert F. Shapiro                            Equitable Capital Partners, L.P.

________________________                     Independent General Partner of
Alton G. Marshall                            Equitable Capital Partners, L.P.

________________________                     Independent General Partner of
William G. Sharwell                          Equitable Capital Partners, L.P.

________________________                     Chairman of the Board of
Frank Savage                                 Alliance Corporate

________________________                     President and Director of
James R. Wilson                              Alliance Corporate

________________________
Dave H. Williams                             Director of Alliance Corporate

________________________
Bruce W. Calvert                             Director of Alliance Corporate

________________________
John D. Carifa                               Director of Alliance Corporate

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1996

                              EQUITABLE CAPITAL PARTNERS, L.P.

                              By: Alliance Corporate Finance Group Incorporated,
                                  as Managing General Partner,

Dated: March 25, 1996                /s/  Frank Savage
                                     -----------------------------
                                     Frank Savage
                                     Title:  Chairman of the Board

Dated: March 25, 1996                /s/  Laura Mah
                                     ----------------------------
                                     Laura Mah
                                     Title:  Vice President and Chief
                                             Accounting Officer

       Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 25th day of March, 1996.

                  Signature                              Title


/s/  Robert W. Lear                            Independent General Partner of
Robert W. Lear                                 Equitable Capital Partners, L.P.

/s/  Robert F. Shapiro                         Independent General Partner of
Robert F. Shapiro                              Equitable Capital Partners, L.P.

/s/  Alton G. Marshall                         Independent General Partner of
Alton G. Marshall                              Equitable Capital Partners, L.P.

/s/  William G. Sharwell                       Independent General Partner of
William G. Sharwell                            Equitable Capital Partners, L.P.

/s/  Frank Savage                              Chairman of the Board of
Frank Savage                                   Alliance Corporate

/s/  James R. Wilson                           President and Director of
James R. Wilson                                Alliance Corporate

/s/  Dave H. Williams
Dave H. Williams                               Director of Alliance Corporate

/s/  Bruce W. Calvert
Bruce W. Calvert                               Director of Alliance Corporate

/s/  John D. Carifa
John D. Carifa                                 Director of Alliance Corporate