Form 10-Q
period 1996-03-31
EQUITABLE CAPITAL PARTNERS L P
filed 1996-05-15
CIK 828847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended: March 31, 1996

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

                        EQUITABLE CAPITAL PARTNERS, L.P.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                           Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of March 31, 1996 and December 31, 1995        5

Statements of Operations - For the Three
  Months Ended March 31, 1996 and 1995                      6

Statements of Changes in Net Assets - For the Three
  Months Ended March 31, 1996 and 1995                      7

Statements of Cash Flows - For the Three Months Ended
  March 31, 1996 and 1995                                   8

Statement of Changes in Partners' Capital -
  For the Three Months Ended March 31, 1996                 9

Schedule of Portfolio Investments - March 31, 1996         10

Supplemental Schedule of Realized Gains and Losses
  For the Three Months Ended March 31, 1996                16

Notes to Financial Statements                              17


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations            26


                PART II - OTHER INFORMATION

Item 6.  Exhibits                                          31

                         EQUITABLE CAPITAL PARTNERS,L.P.
                              STATEMENTS OF ASSETS
                        LIABILITIES AND PARTNERS' CAPITAL


ASSETS:                                                           Notes         (Unaudited)
                                                                                March 31, 1996       December 31, 1995
     Investments                                                 2,11,13
        Enhanced Yield Investments at Value-
             Managed Companies
             (amortized cost of $109,400,167 at
             March 31, 1996 and $110,558,741
             at December 31, 1995)                                               $    78,086,864        $    83,988,222
             Non-Managed Companies
             (amortized cost of $ 4,869,565 at
             March 31, 1996 and $4,092,050
             at December 31, 1995)                                                     4,861,393              5,330,092
        Temporary Investments
             (at amortized cost )                                                      8,878,822             20,356,353

     Cash                                                                                    309                 74,501
     Interest Receivable                                           2,13                  830,333                751,346
     Note Receivable                                                                   1,874,332              1,928,690
     Prepaid Expenses                                              3,4                     2,650                  7,906

TOTAL ASSETS                                                                     $    94,534,703        $   112,437,110
                                                                                 ===============        ===============

LIABILITIES AND PARTNERS' CAPITAL

     Liabilities
        Professional Fees Payable                                   10           $        26,238        $        25,484
        Independent General Partners' Fees Payable                  8                     16,228                 15,273
        Fund Administrative Expenses Payable                        7                     23,093                 36,617
        Other Accrued Liabilities                                                         19,379                  5,858
             Total Liabilities                                                            84,938                 83,232

     Partners' Capital
        Managing General Partner                                   3,4                 1,340,333              1,448,956
        Limited Partners (284,611 Units)                            4                 93,109,432            110,904,922
             Total Partners' Capital                                                  94,449,765            112,353,878

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                          $    94,534,703        $   112,437,110
                                                                                 ===============        ===============


               See the Accompanying Notes to Financial Statements.


                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               For the Three Months Ended
                                                                           March 31, 1996            March 31, 1995
INVESTMENT INCOME- Notes 2,12:
     Interest                                                             $      1,105,410          $       2,177,827
     Discount                                                                       11,737                     12,023
          TOTAL INVESTMENT INCOME                                                1,117,147                  2,189,850

EXPENSES:
     Investment Advisory Fee- Note 6                                               326,213                    423,851
     Fund Administration Fees and Expenses- Note 7                                 238,906                    260,027
     Independent General Partners'
      Fees and Expenses- Note 8                                                     48,684                     45,425
     Professional Fees - Note 9                                                      8,270                      8,073
     Insurance Fees                                                                  5,256                          -
     Valuation Expenses                                                             13,521                          -
          TOTAL EXPENSES                                                           640,850                    737,376

NET INVESTMENT INCOME                                                              476,297                  1,452,474

NET CHANGE IN UNREALIZED DEPRECIATION
     ON INVESTMENTS- Note 12                                                    (5,988,997)                (3,695,822)

NET REALIZED GAINS ON INVESTMENTS- Note 10                                       2,187,736                     82,743

NET DECREASE IN NET ASSETS
     RESULTING FROM OPERATIONS                                            $     (3,324,964)         $      (2,160,605)
                                                                          ================          =================

               See the Accompanying Notes to Financial Statements.


                        EQUITABLE CAPITAL PARTNERS, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)


                                                                                     For the Three Months Ended
                                                                               March 31, 1996           March 31, 1995
FROM OPERATIONS:

    Net Investment Income                                                    $        476,297          $      1,452,474

    Net Change In Unrealized Depreciation on Investments                           (5,988,997)               (3,695,822)

    Net Realized Gains on Investments                                               2,187,736                    82,743

    Net Decrease in Net Assets Resulting from Operations                           (3,324,964)               (2,160,605)

    Cash Distributions to Partners                                                (14,524,791)              (24,201,891)

    Reduction in Managing General Partners' Contribution                              (54,358)                 (181,644)

    Total Decrease                                                                (17,904,113)              (26,544,140)

NET ASSETS:

    Beginning of Period                                                           112,353,878               157,930,203

    End of Period                                                            $     94,449,765          $    131,386,063
                                                                             ================          ================

               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the Three Months Ended
INCREASE (DECREASE) IN CASH                                                   March 31, 1996             March 31, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
        Interest and Discount Income                                        $        767,909           $        802,051
        Fund Administration Fees & Expenses                                         (252,430)                  (274,222)
        Investment Advisory Fee                                                     (326,213)                  (423,851)
        Independent General Partners' Fees and Expenses                              (47,729)                   (42,275)
        Valuation Expenses                                                                 -                          -
        Sale (Purchase)of Temporary Investments, Net                              11,670,337                 23,653,478
        Proceeds from Sales and Principal Payments of
            Enhanced Yield Investments                                             2,646,241                    348,902
        Professional Fees                                                             (7,516)                   (18,937)
        Insurance Fees                                                                     -                          -
            Net Cash Provided by Operating Activities                             14,450,599                 24,045,146
CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash Distributions to Partners                                           (14,524,791)               (24,201,891)
            Net Cash Used in Financing Activities                                (14,524,791)               (24,201,891)
Net Decrease in Cash                                                                 (74,192)                  (156,745)
Cash at the Beginning of the Period                                                   74,501                    157,275
Cash at the End of the Period                                               $            309           $            530
                                                                            ================           ================


                  RECONCILIATION OF NET DECREASE IN NET ASSETS
                      RESULTING FROM OPERATIONS TO NET CASH
                        PROVIDED BY OPERATING ACTIVITIES

Net Decrease In Net Assets Resulting From Operations                       $      (3,324,964)          $     (2,160,605)

Adjustments to Reconcile Net Decrease in Net Assets
        Resulting from Operations to Net Cash Provided by Operating
        Activities:
Decrease in Investments                                                           12,128,842                 23,927,844
Increase in Accrued Interest                                                        (349,238)                (1,402,005)
Increase in Other Accrued Liabilities                                                 11,756                          -
Decrease in Fund Administration Expenses Payable                                     (13,524)                   (14,196)
Decrease in Prepaid Expenses                                                           5,256                          -
Net Change in Unrealized Depreciation
  on Investments                                                                   5,988,997                  3,695,822
(Decrease) Increase in Independent General
   Partners' Fees Payable                                                             (3,526)                     3,150
Increase (Decrease) in Professional Fees Payable                                       7,000                     (4,864)
        Total Adjustments                                                         17,775,563                 26,205,751
Net Cash Provided by Operating Activities                                   $     14,450,599           $     24,045,146
                                                                            ================           ================

               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                               Managing            Limited
                                                                 Notes      General Partner        Partners             Total
                                                                 -------   ------------------- ------------------ ------------------

FOR THE THREE MONTHS ENDED MARCH 31, 1996

Partners' Capital at January 1, 1996                                           $ 1,448,956       $  110,904,922      $  112,353,878
Cash Distributions to Partners                                                     (21,015)         (14,503,776)        (14,524,791)
Reduction in Managing General Partners' Contribution               3               (54,358)                   -             (54,358)
Allocation of Net Investment Income                                11                4,763              471,534             476,297
Allocation of Net Unrealized Depreciation
   on Investments                                                  12              (59,890)          (5,929,107)         (5,988,997)
Allocation of Net Realized Gains on Investments                                     21,877            2,165,859           2,187,736
Partners' Capital at March 31, 1996                                            $ 1,340,333       $   93,109,432      $   94,449,765
                                                                               ===========       ==============      ==============

               See the Accompanying Notes to Financial Statements.


                                            EQUITABLE CAPITAL PARTNERS,L.P.
                                          SCHEDULE OF PORTFOLIO INVESTMENTS
                                                    MARCH 31, 1996
                                                      UNAUDITED
    PRINCIPAL                                                       INVESTMENT   INVESTMENT   AMORTIZED        VALUE     % OF TOTAL
  AMOUNT/SHARES                  INVESTMENT                            DATE         COST         COST        (NOTE 2)    INVESTMENTS
- ------------------- ---------------------------------------------- ----------- ------------- ------------- ----------- -------------



                    ENHANCED YIELD INVESTMENTS
                    MANAGED COMPANIES

                    CONSUMER PRODUCTS MANUFACTURING

                    LEXMARK INTERNATIONAL GROUP, INC.
  $     19,667,348  Lexmark International, Inc.,
                     Sr. Sub. Nts. 14.25% due 03/31/01*              03/27/91    $19,667,348   $ 19,667,348  $  19,667,348
   1,327,476 Shares Lexmark International Group, Inc.,
                     Class B Common Stock** (d)                      03/27/91      8,849,843      8,849,843     23,147,863
                                                                                 -----------   ------------  -------------
                                                                                  28,517,191     28,517,191     42,815,211     46.63
                                                                                 -----------   ------------  -----------------------


                    TULIP HOLDING CORPORATION - NOTE 12
  $      8,530,073  Tulip Holding Corp.,
                     Sub. Nt. 14.5% due 12/29/97*(a)(b)              12/29/89      8,499,452      8,516,679        426,504
  $        428,255  Tulip Holding Corp.,
                     Sub. Nt. 16.5% due 06/30/94*(a)(b)(c)           12/31/91        428,255        428,255              0
  $      1,390,676  Tulip Holding Corp.,
                     Sub. Nt. 16.5% due 06/30/94*(a)(b)(c)           12/31/92      1,390,676      1,390,676              0
  $        627,804  Tulip Holding Corp.,
                     Sub. Nt. 16.5% due 06/30/94*(a)(b)(c)           12/31/93        627,804        627,804              0
  2,843.3625 Shares Tulip Holding Corp.,
                     Series A Exchangeable Pref. Stock 15%*(b)       12/29/89      2,843,362      2,843,362              0
    153,104 Shares  Tulip Holding Corp., Class A Common Stock **     12/29/89         30,636         30,636              0
                                                                                  ----------     ----------    -----------
                                                                                  13,820,185     13,837,412        426,504      0.46
                                                                                  ----------     ----------    ---------------------

                    BANKING AND FINANCE

                    USAT HOLDINGS INC.
        603 Shares  USAT Holdings Inc., Common Stock**               01/05/90 &
                                                                     12/19/91      7,229,058      7,229,058      7,229,058
                                                                                 -----------    -----------    -----------
                                                                                   7,229,058      7,229,058      7,229,058      7.87
                                                                                 -----------    -----------    ---------------------

              See the Accompanying Notes to Financial Statements.

                                             EQUITABLE CAPITAL PARTNERS,L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                       MARCH 31, 1996
                                                   (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                       INVESTMENT   INVESTMENT    AMORTIZED       VALUE      % OF TOTAL
  AMOUNT/SHARES                      INVESTMENT                        DATE         COST         COST        (NOTE 2)    INVESTMENTS
- ------------------- --------------------------------------------  -------------- ----------- ------------- ------------- -----------
                    MISCELLANEOUS MANUFACTURING

                    QUANTEGY ACQUISITION CORP.
                    (FORMERLY AMPEX RECORDING MEDIA CORP.)
        162 Shares  Quantegy Acquisition Corp., Common Stock          11/13/95  $  3,464,732   $ 3,464,732   $ 3,464,732
    45,667 Warrants Ampex Recording Media Corp.,
                     Warrants to Purchase Class A Common Stock **(e)  12/31/90 &
                                                                      06/28/91       366,865       366,865       223,768
                                                                                ------------    ----------   -----------
                                                                                   3,831,597     3,831,597     3,688,500        4.02
                                                                                ------------    ----------   -----------------------
                    RI HOLDINGS, INC. - NOTES 10, 12
  $     24,391,709  RI Holdings, Inc.,
                     Sr. Sub. Nts. 16% due 08/31/01*(a)(b)            04/25/94    11,828,850    11,828,850     7,317,513
     304,934 Shares RI Holdings, Inc., Common Stock**                 09/01/89     3,049,340     3,049,340             0
  212,407.91 Shares RI Holdings, Inc., Common Stock**                  various         2,124         2,124             0
    46,062.5 Shares RI Holdings, Inc., Common Stock**                 04/25/94           461           461             0
  186,879.68 Shares RI Holdings, Inc., Common Stock**                 05/09/95         1,869         1,869             0
                                                                                ------------   -----------   -----------
                                                                                  14,882,644    14,882,644     7,317,513        7.97
                                                                                ------------   -----------   -----------------------
                    LEATHER AND LEATHER PRODUCTS

                    UNITED STATES LEATHER HOLDINGS, INC.
  $     18,496,556  U.S. Leather Holdings, Inc.,
                      Sr. Sub. Deb. 15% due 01/31/04*                 08/06/93   18,368,577     18,382,242     9,248,278
  $         46,341  U.S. Leather Holdings, Inc.,
                      Sr. Sub. Deb. 15% due 08/05/98 *(a)             11/30/93       46,341         46,341             0
  $        561,907  U.S. Leather Holdings, Inc.,
                      Sr. Sub. Deb. 15% due 08/05/98 *(a)             02/28/94      561,907        561,907             0
  $        530,436  U.S. Leather Holdings, Inc.,
                      Sr. Sub. Deb. 15% due 08/05/98 *(a)             11/30/94      530,436        530,436             0
  $        730,090  U.S. Leather Holdings, Inc.,
                      Sr. Sub. Deb. 15% due 08/05/98 *(a)             02/28/95      730,090        730,090             0
  $        320,008  U.S. Leather Holdings, Inc.,
                      Sr. Sub. Deb. 15% due 08/05/98 *(a)             05/31/95      320,008        320,008             0
  $        515,070  U.S. Leather Holdings, Inc.,
                      Sr. Sub. Deb. 15% due 08/05/98 *(a)             08/31/95      515,070        515,070             0
  $        789,168  U.S. Leather Holdings, Inc.,
                      Sr. Sub. Deb. 15% due 08/05/98 *(a)             11/30/95      789,168        789,168             0
  $        624,465  U.S. Leather Holdings, Inc.,
                      Sr. Sub. Deb. 15% due 08/05/98 *(a)             02/29/96            0              0             0
    3,800.89 Shares U.S. Leather Holdings, Inc.,
                      Sr. Sub. Pref. Stock
                      8% redeemable 03/31/01*(a)(b)                   12/30/88     2,576,000     2,576,000             0
    191,504 Shares  U.S. Leather Holdings, Inc.,
                      Jr. Sub. Pref. Stock *(a)(b)                    08/06/93             0             0             0
   191,504 Warrants U.S. Leather Holdings, Inc.,
                      Non-Voting Common Stock Purchase Warrants**     08/06/9        238,247       238,247             0
                                                                                ------------   -----------   -----------
                                                                                  24,675,844    24,689,509     9,248,278       10.08
                                                                                ------------   -----------   -----------------------

              See the Accompanying Notes to Financial Statements.

                                              EQUITABLE CAPITAL PARTNERS,L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                     MARCH 31, 1996
                                                 (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                        INVESTMENT     INVESTMENT    AMORTIZED     VALUE     % OF TOTAL
  AMOUNT/SHARES                 INVESTMENT                              DATE           COST         COST      (NOTE 2)   INVESTMENTS
- ------------------- -----------------------------------------       ------------    -----------  ----------- --------- -------------

                    DISTRIBUTION SERVICES

                    WB BOTTLING CORPORATION - NOTE 12
      3,135 Shares  WB Bottling Corp., Preferred Stock**                09/12/90   $   313,500   $   313,500              0
     41,663 Shares  WB Bottling Corp., Common Stock**                   09/12/90 &
                                                                        08/11/92       169,456       169,456              0
                                                                                   -----------   -----------   ------------
                                                                                       482,956       482,956              0     0.00
                                                                                   -----------   -----------   ---------------------
                    MISCELLANEOUS RETAIL

                    PERGAMENT HOME CENTERS, INC.- Note 12
  $      3,236,800  Pergament Acq. Corp., Home Centers, Inc.
                     Floating Rate Demand Note due 07/31/00*            10/18/91     3,236,800     3,236,800      3,236,800
     380.80 Shares  Pergament Holding, Corp., Common Stock Class B **   02/28/89     8,568,000     8,568,000              0
    139.0545 Shares Pergament Holding, Corp., Common Stock Class C **   02/28/89             0             0              0
                                                                                   -----------  ------------   ------------
                                                                                    11,804,800    11,804,800      3,236,800     3.52
                                                                                   -----------  ------------   ---------------------

                    R&S/STRAUSS, INC.
                    (FORMERLY WSR ACQUISITION CORPORATION)
  $      1,815,000  R&S/Strauss, Inc., Sr. Sub. Nt. 15% due 05/31/00*   06/13/90     1,815,000     1,815,000      1,815,000
  $      2,310,000  R&S/Strauss, Inc., Sr. Sub. Nt. 15% due 05/31/00*   06/13/90     2,310,000     2,310,000      2,310,000
                                                                                   -----------  ------------   ------------
                                                                                     4,125,000     4,125,000      4,125,000     4.49
                                                                                   -----------  ------------   ---------------------


                    TOTAL INVESTMENT IN  MANAGED  COMPANIES
                    ---------------------------------------
                                                                                  $109,369,275  $109,400,167  $ 78,086,864    85.04%
                                                                                  ------------  ------------  ----------------------

               See the Accompanying Notes to Financial Statements.

                                      EQUITABLE CAPITAL PARTNERS,L.P.
                                     SCHEDULE OF PORTFOLIO INVESTMENTS
                                                MARCH 31, 1996
                                          (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                        INVESTMENT   INVESTMENT    AMORTIZED      VALUE      % OF TOTAL
  AMOUNT/SHARES                        INVESTMENT                       DATE         COST         COST       (NOTE 2)    INVESTMENTS
- ------------------- ---------------------------------------------   ------------ -----------  ------------  ----------- ------------

                    NON-MANAGED COMPANIES

                    DISTRIBUTION SERVICES

                    WESTERN PIONEER, INC.-Note 10
  $      8,277,500  Western Pioneer, Inc.,
                      Sr. Sub. Nts. 10% due 12/01/02*(b)              11/30/94  $ 1,692,460   $  1,692,460   $  1,692,460
   162,161 Warrants Western Pioneer, Inc.,
                     Common Stock Purchase Warrants **                11/30/94            0              0              0
                                                                                -----------   ------------   ------------
                                                                                  1,692,460      1,692,460      1,692,460       1.84
                                                                                -----------   ------------   -----------------------

                    BROADCASTING

                    APOLLO RADIO HOLDING CO., INC.
      57.75 Shares  Apollo Radio Holding Co., Inc., Common Stock**    06/01/90      119,942        119,942        895,172
       49.5 Shares  Apollo Radio Holding Co., Inc., Common Stock**    04/03/90      102,808        102,808        767,295
   17.8749 Warrants Apollo Radio Holding Co., Inc., Common Stock
                      Purchase Warrants**                             04/03/90            0              0              0
                                                                                -----------  -------------  -------------
                                                                                    222,750        222,750      1,662,467       1.81
                                                                                -----------  -------------  ------------------------


               See the Accompanying Notes to Financial Statements.

                                          EQUITABLE CAPITAL PARTNERS,L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                                   MARCH 31, 1996
                                              (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                         INVESTMENT   INVESTMENT   AMORTIZED     VALUE    % OF TOTAL
  AMOUNT/SHARES                         INVESTMENT                       DATE         COST         COST      (NOTE 2)  INVESTMENTS
- ------------------- -------------------------------------------    -------------   ----------- ------------ ---------- -----------

                    HEALTH SERVICES

                    MTI HOLDINGS, INC. - NOTES 10, 12
  $        915,779  MTI Holdings, Inc.,
                     Sr. Sec. Nt. 5% due 08/15/99*                    07/01/94     $ 915,779    $  915,779   $  457,890
     43,436 Shares  MTI Holdings, Inc., Class B Common Stock**        07/01/94       990,000       990,000            0
                                                                                   ---------    ----------   ----------
                                                                                   1,905,779     1,905,779      457,890         0.50
                                                                                   ---------    ----------   -----------------------

                    PRINTING, PUBLISHING AND ALLIED LINES

                    AMERICAN PAPER GROUP, LTD.
  $      1,209,417  American Paper Group, Ltd.,
                     Sub. Nts. 5% due 12/31/00*                       01/18/94       820,467       911,673      911,673

      2,021 Shares  American Paper Holdings Inc., Common Stock**      01/18/94       136,903       136,903      136,903
                                                                                   ---------    ----------   ----------
                                                                                     957,370     1,048,576    1,048,576         1.14
                                                                                   ---------    ----------   -----------------------


                    TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                    $4,778,359   $ 4,869,565  $ 4,861,393        5.29%
                    ------------------------------------------                    ----------   -----------  ------------------------


                    TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS              $114,147,634  $114,269,732  $82,948,257       90.33%
                    ----------------------------------------------              ------------  ------------  ------------------------



               See the Accompanying Notes to Financial Statements.

                                            EQUITABLE CAPITAL PARTNERS,L.P.
                                          SCHEDULE OF PORTFOLIO INVESTMENTS
                                                     MARCH 31, 1996
                                               (CONCLUDED) (UNAUDITED)
    PRINCIPAL                                                        INVESTMENT   INVESTMENT   AMORTIZED       VALUE     % OF TOTAL
  AMOUNT/SHARES                       INVESTMENT                        DATE         COST        COST        (NOTE 2)    INVESTMENTS
- ------------------- ----------------------------------------------   ----------- ----------- -------------  ----------- ------------

                    TEMPORARY INVESTMENTS

                    TIME DEPOSITS
  $        800,000  State Street Bank & Trust, 2.75% due 04/01/96              $    800,000   $  800,000   $  800,000
                                                                               ------------   ----------   ----------

                    TOTAL INVESTMENT IN TIME DEPOSITS                               800,000      800,000      800,000          0.87%
                    ---------------------------------                          ------------   -----------  -------------------------

                    COMMERCIAL PAPER
  $      6,500,000  Sumitomo Corp of America, 5.25% due 04/02/96      02/29/96    6,468,719     6,499,052    6,499,052
  $        800,000  Goldman Sachs, 5.35% due 04/02/96                 03/18/96      798,217       799,885      799,885
  $        780,000  Barton Capital Corp, 5.42% due 04/02/96           03/21/96      778,596       779,885      779,885
                                                                               ------------   -----------  -----------
                    TOTAL INVESTMENT IN COMMERCIAL PAPER                       $  8,045,532   $ 8,078,822  $ 8,078,822         8.80%
                    ------------------------------------                       ------------   -----------  -------------------------

                    TOTAL TEMPORARY INVESTMENTS                                $  8,845,532   $ 8,878,822  $ 8,878,822         9.67%
                    ---------------------------                                ------------   -----------  -------------------------

                    TOTAL INVESTMENT PORTFOLIO                                 $122,993,166  $123,148,554  $91,827,079       100.00%
                    --------------------------                                 ============  ============  =========================

                    SUMMARY OF INVESTMENTS
                    Subordinated Notes                                           75,094,488    75,216,586   47,083,466         51.27
                    Preferred Stock                                               5,732,862     5,732,862            0          0.00
                    Common Stock and Warrants                                    33,320,284    33,320,284   35,864,791         39.06
                    Temporary Investments                                         8,845,532     8,878,822    8,878,822          9.67
                                                                               ------------  ------------ --------------------------
                                                                               $122,993,166  $123,148,554  $91,827,079       100.00%
                                                                               ============  ============  =========================
                        * Restricted Security
                       ** Restricted Non-income Producing Security
                      *** Affiliated Companies
                      (a) Includes receipt of payment-in-kind securities.
                      (b) Non-accrual investment status.
                      (c) Includes capitalized defferred income.
                      (d) Pubicly traded class of securities.
                      (e) Underlying security pubicly traded.

               See the Accompanying Notes to Financial Statements.

                                        EQUITABLE CAPITAL PARTNERS, L.P.
                              SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                                   (UNAUDITED)

                                                                   PAR VALUE OR
                                                    DATE OF          NUMBER OF       AMORTIZED          NET             REALIZED
SECURITY                                          TRANSACTION         SHARES           COST          PROCEEDS          GAIN (LOSS)

Polaris Pool Systems, Inc.
   Common Stock                                     1/22/96                 -       $       -      $   177,185  (A)    $    177,185

ASR Acquisition Corp.
   Common Stock                                     Various           219,745          34,561        2,045,112            2,010,551

Total Net Realized Gains for the
  Three Months Ended March 31, 1996                                                 $  34,561      $ 2,222,297         $  2,187,736
                                                                                   ==========      ===========         ============


(A) Proceeds represent a distribution to the Fund from the escrow account.



               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

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

    Valuation of Investments

    Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Fund. The total value of securities without a readily ascertainable market value is $59,576,626 and $46,116,681 as of March 31, 1996 and December 31, 1995, respectively, representing 63.0% and 41.0% of total assets, respectively. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Fund's portfolio and make recommendations regarding the value of the Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

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

3.  Note Receivable

    On July 22, 1993, pursuant to the terms of the Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Fund, has contributed a non-interest bearing promissory note (the "Note") to the Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as such Limited Partners receive distributions representing additional returns of capital. Such distributions received for the three months ended March 31, 1996 resulted in a $54,358 reduction of the principal amount of the Note. The promissory note of Equitable Capital was cancelled upon the contribution of Alliance Corporate's note.

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

    The Fund also paid $2,098,311 for the reimbursement of offering expenses. These expenses, along with the offering expenses of the Retirement Fund and the organizational expenses of the Funds, may not exceed $6,000,000. Aggregate offering and organizational expenses for the Funds totalled $4,711,806 as of March 31, 1996.

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

    The Investment Advisory Fee is calculated and paid quarterly in advance. The Investment Advisory Fees paid by the Fund for the three months ended March 31, 1996 and 1995 were $326,213 and $423,851, respectively. The decrease from 1995 to 1996 in Investment Advisory Fees is due primarily to the return of capital to Limited Partners, which reduced the Fund's Available Capital, on which the Investment Advisory Fee is based.

7.  Fund Administration Fee and Expenses

    As compensation for its services during the fourth through seventh year of operation of the Funds, ML Fund Administrators, Inc. ("MLFAI"), as the Fund administrator, is entitled to receive from the Funds an annual amount equal to the greater of the (i) Minimum Fee and (ii) the Funds' prorated proportion (based on the number of Units issued by the Funds) of 0.45% of the excess of the aggregate net offering proceeds of the Units issued by the Funds over 50% of the aggregate amount of capital reductions of the Funds (subject to an annual maximum of $3.2 million). The Minimum Fee is 1.0% of the gross offering price of Units in the Funds, but not greater than $500,000. The Fund Administration Fee is calculated and paid quarterly in advance. The Fund Administration Fees paid by the Fund for the three months ended March 31, 1996 and 1995 were $218,358 and $238,274, respectively.

    In addition to the Fund Administration Fee, MLFAI is entitled to receive reimbursement for a portion of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the three months ended March 31, 1996 and 1995, the Fund incurred Administrative Expenses of $20,548 and $21,753, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Fund.

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

    For the three months ended March 31, 1996 and 1995, the Fund incurred $48,684 and $45,425, respectively, of Independent General Partners' Fees and Expenses.

9.  Related Party Transactions

    For the three months ended March 31, 1996, the Fund paid expenses of $8,270 as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Fund's Enhanced Yield Investments. For the three months ended March 31, 1995, the Fund did not incur any expenses as reimbursement for legal services provided by Equitable Life in connection with the Fund's Enhanced Yield Investments. The Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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


    On January 10, 1996, the Fund received additional proceeds of $177,185 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates. The amount received will be distributed to Limited Partners of record as of January 10, 1996.

    During the three months ended March 31, 1996, the Fund received a total of $236,500 and $187,444 from Western Pioneer, Inc. and U.S. Leather Holdings, Inc., respectively, as principal paydowns of the senior notes held by the Fund. No gain, loss or income has been recorded on these transactions and the amounts will be distributed as return of capital to the Limited Partners.

    During March 1996, the Fund sold its remaining ASR Acquisition Corp. common stock for $2,045,112 and recognized a gain of $2,010,551 on the sale.

    As of March 31, 1996, the Fund had investments in nine Managed Companies (a Managed Company is one to which the Fund, the Managing General Partner or other persons in the Fund's investor group make significant managerial assistance available) and four Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $114,147,634 (including $854,000 capitalized cost of payment-in-kind securities), consisting of $75,094,488 in senior notes and subordinated notes, $5,732,862 in preferred stock and purchase warrants and $33,320,284 in common stock.

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

    For the three months ended March 31, 1996, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

    For the three months ended March 31, 1996, the Fund recorded net unrealized depreciation on Enhanced Yield Investments of $5,988,997 compared to $3,695,822 for the three months ended March 31, 1995. Such depreciation was the result of adjustments in value made with respect to the following investments during the three months ended March 31, 1996:

    On March 31, 1996, Pergament Home Centers, Inc. Class B Common Stock was written down from 25% of cost to zero, resulting in unrealized depreciation of $2,142,000.

    On March 31, 1996, RI Holdings, Inc. senior subordinated notes were written down to 30% of par, resulting in unrealized depreciation of $2,145,567 to the Fund.

    Due to an increase in the quoted market price of Lexmark International Group, Inc. common stock held by the Fund at March 31, 1996, the Fund recorded unrealized appreciation of $1,344,070. The equity was valued at 90% of the closing market price at March 31, 1996, due to contractual restrictions on resale.

    Due to an increase in the quoted market price of the Ampex Recording Media Corp. Class A Common Stock Warrants held by the Fund at March 31, 1996, the Fund recorded unrealized appreciation of $41,100. The equity was valued at 80% of the closing market price at March 31, 1996, due to contractual restrictions on resale.

    On March 31, 1996, Apollo Radio common stock was written up, pending a cash distribution expected in July 1996, resulting in unrealized appreciation of $449,717 to the Fund.

     On March 31, 1996, U.S. Leather Holdings, Inc. 15% Senior Subordinated Notes were written down from 60% to 50% of par, resulting in unrealized depreciation of $1,840,387 to the Fund.

    Due to the sale of the Class B Common Stock investment in ASR Acquisition Corp. in March 1996, the Fund reversed the unrealized appreciation recorded of $1,695,930.

    The following investments have been on non-accrual status as of the respective dates:

    U.S. Leather Holdings, Inc. 15%
      Senior Subordinated Note               October 1, 1995
    MTI Holdings, Inc. 5%
      Senior Secured Note                    October 1, 1995
    Western Pioneer, Inc. 10%
      Senior Subordinated Note               November 30, 1995
    RI Holdings, Inc. 16%
      Senior Subordinated Notes              April 25, 1995
    Tulip Holding, Corp. 14.5% and 16.5%
      Subordinated Notes                     January 1, 1995

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

14. Subsequent Events

    On May 8, 1996, the Independent General Partners approved an aggregate cash distribution of $3,026,651 for the three months ended March 31, 1996, which was paid on May 15, 1996 to the Limited Partners. The amount distributed to Limited Partners on record as of March 31, 1996 was $3,022,569 or $10.62 per Unit (of which $452,532 is capital returned from investments in the first quarter of
1996). On a per Unit basis, this distribution to Limited Partners includes $7.61 of realized gains, $1.42 of income from operations and $1.59 of return of capital. The Managing General Partner's one percent allocation of $30,531 was reduced by its one percent allocation of realized gains and capital returned from investments during the first quarter of 1996, of $26,448 (which is being held as a Deferred Distribution Amount pursuant to the Partnership Agreement), resulting in a net distribution to the Managing General Partners of $4,083.

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

Investments

    As of March 31, 1996, the Fund had a total of 13 Enhanced Yield Investments at a net cost of $114,147,634 (inclusive of the receipt of securities having a capitalized cost of $854,000 received as payment-in-kind interest on certain Enhanced Yield Investments).

Proceeds from Investments

    During the three months ended March 31, 1996, the Fund received proceeds from the following investments:

    On January 10, 1996, the Fund received additional proceeds of $177,185 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates. The amount received will be distributed to Limited Partners of record as of January 10, 1996.

    During the three months ended March 31, 1996, the Fund received a total of $236,500 and $187,444 from Western Pioneer, Inc. and U.S. Leather Holdings, Inc., respectively, as principal paydowns of the senior notes held by the Fund. No gain, loss or income has been recorded on the transactions and the amounts will be distributed as return of capital to the Limited Partners.

    During March 1996, the Fund sold its remaining ASR Acquisition Corp. common stock for $2,045,112 and recognized a gain of $2,010,551 on the sale.

    For additional information, refer to the Supplemental Schedule of Realized Gains and Losses and Note 10 to the Financial Statements.

    The Fund's Enhanced Yield Investments are typically issued in private placement transactions and are subject to certain restrictions on transfer, and are thus relatively illiquid. The balance of the Fund's assets at the end of the period covered by this report was invested in Temporary Investments, comprised of commercial paper and time deposits with maturities of less than sixty days.

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

Results of Operations

    For the three months ended March 31, 1996, net investment income decreased by $976,177 as compared to the same period in 1995. Net investment income is comprised of investment income (primarily interest and discount income) offset by expenses. The decrease in the 1996 net investment income versus the comparative period in 1995, reflects the decrease in interest and discount income (excluding temporary investments) partially offset by the decrease in Investment Advisory Fees and Fund Administration Fees and Expenses.

    For the three months ended March 31, 1996, the Fund had investment income of $1,117,147 as compared to $2,189,850 for the same period in 1995. The decrease in 1996 investment income of 49% was primarily due to a decrease in the amount of accrual status debt securities held by the Fund due to the sales and repayments of Enhanced Yield Investments.

    The Fund incurred expenses of $640,850 for the three months ended March 31, 1996, as compared to $737,376 for the same period in 1995. The decrease in the 1996 expenses of $96,526 was primarily due to a decrease to Investment Advisory Fees and Fund Administration Fees and Expenses paid by the Fund. The Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Expenses and Independent General Partners' Fees and Expenses.

    The Fund experienced a decrease in net assets resulting from operations for the three months ended March 31, 1996 in the amount of $3,324,964 as compared to a decrease of $2,160,605 for the comparative period in 1995. The decrease in net assets for the three months ended March 31, 1996 is comprised of net investment income of $476,297, net realized gains of $2,187,736 offset by a net change in unrealized depreciation of $5,988,997. For the comparable period in 1995, the decrease in net assets was comprised of net investment income of $1,452,474, net realized gains of $82,743 offset by a net change in unrealized depreciation of $3,695,822 (see Statements of Operations in the Financial Statements).

    For the three months ended March 31, 1996 and 1995, the Fund incurred Investment Advisory Fees of $326,213 and $423,851, respectively (as described in
Note 6 to the Financial Statements). The decrease in the Investment Advisory Fees is due to a decrease in the Fund's Available Capital on which the Investment Advisory Fee is based, resulting primarily from redemptions of debt obligations held by the Fund (which is a component of Available Capital).

    The Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended March 31, 1996 and 1995 were $238,906 and $260,027, respectively. The decrease from 1995 to 1996 of $21,121 is primarily due to a decrease in the Administrative Fees paid to the Fund Administrator under the Fund's Administrative Services Agreement.

    Independent General Partners' Fees and Expenses incurred for the three months ended March 31, 1996 and 1995 were $48,684 and $45,425, respectively.

    The Fund incurred Professional Fees of $8,270 and $8,073 for the three months ended March 31, 1996 and 1995, respectively. (See Note 9 to the Financial Statements).

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

    For the three months ended March 31, 1996, the Fund recorded net unrealized depreciation on Enhanced Yield Investments of $5,988,997 as compared to $3,695,822 for the three months ended March 31, 1995. The change in unrealized depreciation was primarily the result of unrealized depreciation in RI Holdings, Inc., Pergament Home Centers, Inc. and U.S. Leather Holdings, Inc., the reversal of unrealized appreciation in ASR Acquisition Corp., offset by unrealized appreciation in Lexmark International Group, Inc. and Apollo Radio Holding Co., Inc.

The following investments have been on non-accrual status as of the respective dates:

    U.S. Leather Holdings, Inc. 15%
      Senior Subordinated Note               October 1, 1995
    MTI Holdings, Inc. 5%
      Senior Secured Note                    October 1, 1995
    Western Pioneer, Inc. 10%
      Senior Subordinated Note               November 30, 1995
    RI Holdings, Inc. 16%
      Senior Subordinated Notes              April 25, 1995
    Tulip Holding, Corp. 14.5% and 16.5%
      Subordinated Notes                     January 1, 1995

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

Realized Gains and Losses on Investments

    During the three months ended March 31, 1996, the Fund recorded net realized gains of $2,187,736 on transactions involving two Enhanced Yield Investments. For the three months ended March 31, 1995, the Fund recorded net realized gains on investments of $82,743 on transactions involving one Enhanced Yield Investment (see Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

                           PART II - OTHER INFORMATION

    Items 1 through 4 are herewith omitted as the response to items is either none or not applicable for the March 31, 1996, Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
     Exhibit 27 - Financial Data Schedule for the quarter ending March 31, 1996.

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

(b)  Reports on Form 8-K - None.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 1996.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated:  May 15, 1996          /s/  Frank Savage
                              Frank Savage
                              Title:  Chairman of the Board


Dated:  May 15, 1996          /s/  Laura Mah
                              Laura Mah
                              Title:  Vice President and Chief
                                      Accounting Officer

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 1996.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated:  May 15, 1996
                              Frank Savage
                              Title:  Chairman of the Board


Dated:  May 15, 1996
                              Laura Mah
                              Title:  Vice President and Chief
                                      Accounting Officer