Form 10-Q
period 1996-06-30
EQUITABLE CAPITAL PARTNERS L P
filed 1996-08-14
CIK 828847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended: June 30, 1996

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

                        EQUITABLE CAPITAL PARTNERS, L.P.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                           Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of June 30, 1996 and December 31, 1995        5

Statements of Operations - For the Three and Six
  Months Ended June 30, 1996 and 1995                      6

Statements of Changes in Net Assets - For the Six
  Months Ended June 30, 1996 and 1995                      7

Statements of Cash Flows - For the Six Months Ended
  June 30, 1996 and 1995                                   8

Statement of Changes in Partners' Capital -
  For the Six Months Ended June 30, 1996                   9

Schedule of Portfolio Investments - June 30, 1996         10

Supplemental Schedule of Realized Gains and Losses
  For the Six Months Ended June 30, 1996                  15

Notes to Financial Statements                             16


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations           25


                PART II - OTHER INFORMATION

Item 6.  Exhibits                                         30

                         EQUITABLE CAPITAL PARTNERS,L.P.
                              STATEMENTS OF ASSETS
                        LIABILITIES AND PARTNERS' CAPITAL


                                                                          June 30, 1996
ASSETS:                                                       Notes        (Unaudited)      December 31, 1995

    Investments                                              2,11,13
        Enhanced Yield Investments at Value-
            Managed Companies
            (amortized cost of $68,410,446 at
            June 30, 1996 and $110,558,741
            at December 31, 1995)                                          $    74,535,039      $    83,988,222
            Non-Managed Companies
            (amortized cost of $30,287,013 at
            June 30, 1996 and $4,092,050
            at December 31, 1995)                                                7,064,229            5,330,092
        Temporary Investments
            (at amortized cost )                                                10,492,906           20,356,353

    Cash                                                                           101,318               74,501
    Interest Receivable                                       2,13                 783,844              751,346
    Note Receivable                                                              1,869,762            1,928,690
    Prepaid Expenses                                           3,4                   2,650                7,906

TOTAL ASSETS                                                               $    94,849,748      $   112,437,110
                                                                           ===============      ===============


LIABILITIES AND PARTNERS' CAPITAL

    Liabilities
        Professional Fees Payable                              10          $        21,016      $        25,484
        Independent General Partners' Fees Payable              8                   19,954               15,273
        Fund Administrative Expenses Payable                    7                   92,127               36,617
        Other Accrued Liabilities                                                   11,663                5,858
            Total Liabilities                                                      144,760               83,232

    Partners' Capital
        Managing General Partner                               3,4               1,364,545            1,448,956
        Limited Partners (284,611 Units)                        4               93,340,443          110,904,922
            Total Partners' Capital                                             94,704,988          112,353,878

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                    $    94,849,748      $   112,437,110
                                                                           ===============      ===============


               See the Accompanying Notes to Financial Statements.


                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                              For the Three Months Ended             For the Six Months Ended
                                                           June 30, 1996    June 30, 1995     June 30, 1996          June 30, 1995
INVESTMENT INCOME- Notes 2,12:
     Interest                                           $      1,164,384    $   2,039,678     $   2,269,794        $      4,217,505
     Discount                                                     11,736           12,100            23,473                  24,123
     Dividend                                                  3,760,524                -         3,760,524                       -
          TOTAL INVESTMENT INCOME                              4,936,644        2,051,778         6,053,791               4,241,628

EXPENSES:
     Investment Advisory Fee- Note 6                             248,697          342,365           574,910                 766,216
     Fund Administration Fees and Expenses- Note 7               298,292          322,812           537,198                 582,839
     Independent General Partners'
        Fees and Expenses - Note 8                                49,651           45,044            98,335                  90,469
     Professional Fees - Note 9                                    9,003           21,614            17,273                  29,687
     Insurance Fees                                                    -                -             5,256                       -
     Valuation Expenses                                            5,500            7,485            19,021                   7,485
          TOTAL EXPENSES                                         611,143          739,320         1,251,993               1,476,696

NET INVESTMENT INCOME                                          4,325,501        1,312,458         4,801,798               2,764,932

NET CHANGE IN UNREALIZED APPRECIATION
     (DEPRECIATION) ON INVESTMENTS- Note 12                   14,223,284       (5,929,092)        8,234,287              (9,624,914)

NET REALIZED (LOSSES) GAINS ON INVESTMENTS- Note 10          (15,262,340)               -       (13,074,604)                 82,743

NET INCREASE (DECREASE) IN NET ASSETS
     RESULTING FROM OPERATIONS                          $      3,286,445    $  (4,616,634)    $     (38,519)       $     (6,777,239)
                                                        ================    =============     =============        ================

                      See the Accompanying Notes to Financial Statements.


                        EQUITABLE CAPITAL PARTNERS, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)


                                                                             For the Six Months Ended
                                                                          June 30, 1996          June 30, 1995
FROM OPERATIONS:

   Net Investment Income                                               $      4,801,798        $      2,764,932

   Net Change In Unrealized Appreciation
      (Depreciation) on Investments                                           8,234,287              (9,624,914)

   Net Realized (Losses) Gains on Investments                               (13,074,604)                 82,743

   Net Decrease in Net Assets
      Resulting from Operations                                                 (38,519)             (6,777,239)

   Cash Distributions to Partners                                           (17,551,443)            (26,474,674)

   Reduction in Managing General Partners' Contribution                         (58,928)               (199,294)

   Total Decrease                                                           (17,648,890)            (33,451,207)

NET ASSETS:

   Beginning of Period                                                      112,353,878             157,930,203

   End of Period                                                       $     94,704,988        $    124,478,996
                                                                       ================        ================

               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the Six Months Ended
INCREASE (DECREASE) IN CASH                                              June 30, 1996            June 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
       Interest and Discount Income                                   $      5,604,422         $      2,565,852
       Fund Administration Fees & Expenses                                    (481,686)                (541,510)
       Investment Advisory Fee                                                (574,910)                (766,216)
       Independent General Partners' Fees and Expenses                         (93,653)                 (80,548)
       Valuation Expenses                                                      (13,216)                 (13,935)
       Sale (Purchase)of Temporary Investments, Net                         10,191,134               24,564,407
       Proceeds from Sales and Principal Payments of
           Enhanced Yield Investments                                        2,967,909                  634,203
       Professional Fees                                                       (21,365)                 (40,442)
       Insurance Fees                                                             (375)                  (3,967)
           Net Cash Provided by Operating Activities                        17,578,260               26,317,844
CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash Distributions to Partners                                      (17,551,443)             (26,474,674)
           Net Cash Used in Financing Activities                           (17,551,443)             (26,474,674)
Net Increase (Decrease) in Cash                                                 26,817                 (156,830)
Cash at the Beginning of the Period                                             74,501                  157,275
Cash at the End of the Period                                         $        101,318         $            445
                                                                      ================         ================


                  RECONCILIATION OF NET DECREASE IN NET ASSETS
                      RESULTING FROM OPERATIONS TO NET CASH
                        PROVIDED BY OPERATING ACTIVITIES

Net Decrease In Net Assets
     Resulting From Operations                                        $       (38,519)         $     (6,777,239)

Adjustments to Reconcile Net Decrease in Net Assets
       Resulting from Operations to Net Cash Provided by Operating
       Activities:
Decrease in Investments                                                    26,233,648                25,127,434
Increase in Accrued Interest                                                 (449,369)               (1,687,343)
Increase (Decrease) in Other Accrued Liabilities                                5,805                    (6,450)
Increase in Fund Administration Expenses Payable                               55,511                    41,329
Decrease (Increase) in Prepaid Expenses                                         5,256                    (3,967)
Net Change in Unrealized (Appreciation)
  Depreciation on Investments                                              (8,234,287)                9,624,914
Increase in Independent General
   Partners' Fees Payable                                                       4,682                     9,921
Decrease in Professional Fees Payable                                          (4,467)                  (10,755)
       Total Adjustments                                                   17,616,779                33,095,083
Net Cash Provided by Operating Activities                             $    17,578,260          $     26,317,844
                                                                      ===============          ================

               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                           Managing            Limited
                                                            Notes      General Partner        Partners             Total
                                                           -------   ------------------- ------------------ ---------------

FOR THE SIX MONTHS ENDED JUNE 30, 1996

Partners' Capital at January 1, 1996                                       $ 1,448,956      $110,904,922       $112,353,878
Cash Distributions to Partners                                                 (25,098)      (17,526,345)       (17,551,443)
Reduction in Managing General Partners' Contribution           3               (58,928)                -            (58,928)
Allocation of Net Investment Income                            11               48,018         4,753,780          4,801,798
Allocation of Net Unrealized Appreciation
   on Investments                                              12               82,343         8,151,944          8,234,287
Allocation of Net Realized Losses on Investments                              (130,746)      (12,943,858)       (13,074,604)
Partners' Capital at June 30, 1996                                         $ 1,364,545      $ 93,340,443       $ 94,704,988
                                                                           ===========      ============       ============


               See the Accompanying Notes to Financial Statements.


                                            EQUITABLE CAPITAL PARTNERS,L.P.
                                          SCHEDULE OF PORTFOLIO INVESTMENTS
                                                    June 30, 1996
                                                     (UNAUDITED)
    PRINCIPAL                                                       INVESTMENT   INVESTMENT   AMORTIZED        VALUE     % OF TOTAL
  AMOUNT/SHARES                  INVESTMENT                            DATE         COST         COST        (NOTE 2)    INVESTMENTS
- ------------------- ---------------------------------------------- ----------- ------------- ------------- ----------- -------------

                    ENHANCED YIELD INVESTMENTS
                    MANAGED COMPANIES

                    CONSUMER PRODUCTS MANUFACTURING

                    LEXMARK INTERNATIONAL GROUP, INC. - NOTE 12
  $     19,667,348  Lexmark International, Inc.,
                     Sr. Sub. Nts. 14.25% due 03/31/01*              03/27/91    $19,667,348   $ 19,667,348  $  19,667,348
   1,327,476 Shares Lexmark International Group, Inc.,
                     Class B Common Stock** (d)                      03/27/91      8,849,843      8,849,843     26,715,455
                                                                                 -----------   ------------  -------------
                                                                                  28,517,191     28,517,191     46,382,803     50.37
                                                                                 -----------   ------------  -----------------------
                    BANKING AND FINANCE

                    BANK UNITED CORP. - NOTE 10
                    (FORMERLY USAT HOLDINGS INC.)
   1,085,400 Shares  Bank United Corp., Common Stock**                01/05/90 &
                                                                     12/19/91      7,229,058      7,229,058      7,229,058
                                                                                 -----------    -----------    -----------
                                                                                   7,229,058      7,229,058      7,229,058      7.85
                                                                                 -----------    -----------    ---------------------
                    MISCELLANEOUS MANUFACTURING

                    QUANTEGY ACQUISITION CORP. -NOTE 12
                    (FORMERLY AMPEX RECORDING MEDIA CORP.)
        162 Shares  Quantegy Acquisition Corp., Common Stock          11/13/95     3,464,732     3,464,732     3,464,732
    45,667 Warrants Ampex Recording Media Corp.,
                     Warrants to Purchase Class A Common Stock **(e)  12/31/90 &
                                                                      06/28/91       366,865       366,865       333,369
                                                                                ------------    ----------   -----------
                                                                                   3,831,597     3,831,597     3,798,101        4.12
                                                                                ------------    ----------   -----------------------

                    RI HOLDINGS, INC. - NOTE 12
  $     24,387,177  RI Holdings, Inc.,
                     Sr. Sub. Nts. 16% due 08/31/01*(a)(b)            04/25/94    11,824,318    11,824,318     3,658,077
     304,934 Shares RI Holdings, Inc., Common Stock**                 09/01/89     3,049,340     3,049,340             0
  212,407.91 Shares RI Holdings, Inc., Common Stock**                  various         2,124         2,124             0
    46,062.5 Shares RI Holdings, Inc., Common Stock**                 04/25/94           461           461             0
  186,879.68 Shares RI Holdings, Inc., Common Stock**                 05/09/95         1,869         1,869             0
  453,189.90 Shares RI Holdings, Inc., Common Stock**                 05/01/96         4,532         4,532             0
                                                                                ------------   -----------   -----------
                                                                                  14,882,644    14,882,644     3,658,077        3.97
                                                                                ------------   -----------   -----------------------

              See the Accompanying Notes to Financial Statements.

                                              EQUITABLE CAPITAL PARTNERS,L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                     June 30, 1996
                                                 (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                        INVESTMENT     INVESTMENT    AMORTIZED     VALUE     % OF TOTAL
  AMOUNT/SHARES                 INVESTMENT                              DATE           COST         COST      (NOTE 2)   INVESTMENTS
- ------------------- -----------------------------------------       ------------    -----------  ----------- --------- -------------
                    LEATHER AND LEATHER PRODUCTS

                    LEATHER U.S., INC. - NOTES 10, 12
                    (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
      795.00 Shares Leather U.S., Inc., Common Stock                  04/09/96  $  9,342,000   $ 9,342,000   $ 9,342,000
                                                                                ------------   -----------   -----------
                                                                                   9,342,000     9,342,000     9,342,000      10.14
                                                                                ------------   -----------   -----------------------

                    DISTRIBUTION SERVICES

                    WB BOTTLING CORPORATION
      3,135 Shares  WB Bottling Corp., Preferred Stock**              09/12/90       313,500       313,500             0
     41,663 Shares  WB Bottling Corp., Common Stock**                 09/12/90 &
                                                                      08/11/92       169,456       169,456             0
                                                                                 -----------   -----------   -----------
                                                                                     482,956       482,956             0       0.00
                                                                                 -----------   -----------   -----------------------

                    MISCELLANEOUS RETAIL

                    R&S/STRAUSS, INC.
                    (FORMERLY WSR ACQUISITION CORPORATION)
  $      1,815,000  R&S/Strauss, Inc., Sr. Sub. Nt. 15% due 05/31/00* 06/13/90     1,815,000     1,815,000     1,815,000
  $      2,310,000  R&S/Strauss, Inc., Sr. Sub. Nt. 15% due 05/31/00* 06/13/90     2,310,000     2,310,000     2,310,000
                                                                                 -----------  ------------   -----------
                                                                                   4,125,000     4,125,000     4,125,000       4.48
                                                                                 -----------  ------------   -----------------------


                    TOTAL INVESTMENT IN  MANAGED  COMPANIES                     $ 68,410,446  $ 68,410,446   $74,535,039      80.93%
                    ---------------------------------------                     ------------  ------------   -----------------------

               See the Accompanying Notes to Financial Statements.

                                          EQUITABLE CAPITAL PARTNERS,L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                                   June 30, 1996
                                              (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                         INVESTMENT   INVESTMENT   AMORTIZED     VALUE    % OF TOTAL
  AMOUNT/SHARES                         INVESTMENT                       DATE         COST         COST      (NOTE 2)  INVESTMENTS
- ------------------- -------------------------------------------    -------------   ----------- ------------ ---------- -----------

                    NON-MANAGED COMPANIES

                    DISTRIBUTION SERVICES

                    WESTERN PIONEER, INC.-Note 10
  $      8,041,000  Western Pioneer, Inc.,
                      Sr. Sub. Nts. 10% due 12/01/02*(b)              11/30/94   $ 1,455,960  $  1,455,960   $  1,455,960
   162,161 Warrants Western Pioneer, Inc.,
                     Common Stock Purchase Warrants **                11/30/94             0             0              0
                                                                                 -----------  ------------   ------------
                                                                                   1,455,960     1,455,960      1,455,960      1.58
                                                                                 -----------  ------------   -----------------------
                    BROADCASTING

                    APOLLO RADIO HOLDING CO., INC. - NOTE 12
      57.75 Shares  Apollo Radio Holding Co., Inc., Common Stock**    06/01/90       119,942       119,942        895,172
       49.5 Shares  Apollo Radio Holding Co., Inc., Common Stock**    04/03/90       102,808       102,808        767,295
   17.8749 Warrants Apollo Radio Holding Co., Inc., Common Stock
                      Purchase Warrants**                             04/03/90             0             0              0
                                                                                 -----------  ------------  -------------
                                                                                     222,750       222,750      1,662,467      1.81
                                                                                 -----------  ------------  ------------------------
                    HEALTH SERVICES

                    MTI HOLDINGS, INC.
  $        915,779  MTI Holdings, Inc.,
                     Sr. Sec. Nt. 5% due 08/15/99* (b)                07/01/94       915,779       915,779        457,890
     43,436 Shares  MTI Holdings, Inc., Class B Common Stock**        07/01/94       990,000       990,000              0
                                                                                   ---------    ----------     ----------
                                                                                   1,905,779     1,905,779        457,890      0.50
                                                                                   ---------    ----------     ---------------------
                    PRINTING, PUBLISHING AND ALLIED LINES

                    AMERICAN PAPER GROUP, LTD.
  $      1,209,417  American Paper Group, Ltd.,
                     Sub. Nts. 5% due 12/31/00*                       01/18/94       820,467       923,409        923,409
      2,021 Shares  American Paper Holdings Inc., Common Stock**      01/18/94       136,903       136,903        136,903
                                                                                   ---------    ----------     ----------
                                                                                     957,370     1,060,312      1,060,312      1.15
                                                                                   ---------    ----------     ---------------------

              See the Accompanying Notes to Financial Statements.

                                              EQUITABLE CAPITAL PARTNERS,L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                     June 30, 1996
                                                 (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                        INVESTMENT     INVESTMENT    AMORTIZED     VALUE     % OF TOTAL
  AMOUNT/SHARES                 INVESTMENT                              DATE           COST         COST      (NOTE 2)   INVESTMENTS
- ------------------- -----------------------------------------       ------------    -----------  ----------- --------- -------------


                   CONSUMER PRODUCTS MANUFACTURING

                   TULIP HOLDING CORPORATION - NOTE 12
  $      8,530,073  Tulip Holding Corp.,
                     Sub. Nt. 14.5% due 12/29/97*(a)(b)              12/29/89    $ 8,499,452    $ 8,516,679   $          0
  $        428,255  Tulip Holding Corp.,
                     Sub. Nt. 16.5% due 06/30/94*(a)(b)(c)           12/31/91        428,255        428,255              0
  $      1,390,676  Tulip Holding Corp.,
                     Sub. Nt. 16.5% due 06/30/94*(a)(b)(c)           12/31/92      1,390,676      1,390,676              0
  $        627,804  Tulip Holding Corp.,
                     Sub. Nt. 16.5% due 06/30/94*(a)(b)(c)           12/31/93        627,804        627,804              0
  2,843.3625 Shares Tulip Holding Corp.,
                     Series A Exchangeable Pref. Stock 15%*(b)       12/29/89      2,843,362      2,843,362              0
    153,104 Shares  Tulip Holding Corp., Class A Common Stock **     12/29/89         30,636         30,636              0
                                                                                  ----------     ----------    -----------
                                                                                  13,820,185     13,837,412              0      0.00
                                                                                  ----------     ----------    ---------------------
                    MISCELLANEOUS RETAIL

                    PERGAMENT HOME CENTERS, INC.- Note 12
  $      3,236,800  Pergament Acq. Corp., Home Centers, Inc.
                     Floating Rate Demand Note due 07/31/00* (b)      10/18/91     3,236,800     3,236,800     2,427,600
     380.80 Shares  Pergament Holding, Corp., Common Stock Class B ** 02/28/89     8,568,000     8,568,000             0
    139.0545 Shares Pergament Holding, Corp., Common Stock Class C ** 02/28/89             0             0             0
                                                                                 -----------  ------------   -----------
                                                                                  11,804,800    11,804,800     2,427,600       2.64
                                                                                 -----------  ------------   -----------------------



                    TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                  $ 30,166,844   $ 30,287,013   $ 7,064,229      7.68%
                    ------------------------------------------                    ----------   -----------    ----------------------


                    TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS              $ 98,577,290  $ 98,697,459    $81,599,268     88.61%
                    ----------------------------------------------              ------------  ------------    ----------------------


               See the Accompanying Notes to Financial Statements.

                                          EQUITABLE CAPITAL PARTNERS,L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                                   June 30, 1996
                                              (CONCLUDED) (UNAUDITED)
    PRINCIPAL                                                         INVESTMENT   INVESTMENT   AMORTIZED     VALUE    % OF TOTAL
  AMOUNT/SHARES                         INVESTMENT                       DATE         COST         COST      (NOTE 2)  INVESTMENTS
- ------------------- -------------------------------------------    -------------   ----------- ------------ ---------- -----------




                    TEMPORARY INVESTMENTS

                    COMMERCIAL PAPER
  $      6,200,000  Tripple A Funding, 5.35% due 07/08/96             02/29/96 $  6,176,044   $ 6,193,550  $ 6,193,550
  $      4,300,000  UBS Finance Delaware Inc., 5.39% due 07/02/96     03/21/96    4,295,493     4,299,356    4,299,356
                                                                               ------------   -----------  -----------
                    TOTAL INVESTMENT IN COMMERCIAL PAPER                       $ 10,471,537   $10,492,906  $10,492,906        11.39%
                    ------------------------------------                       ------------   -----------  -------------------------

                    TOTAL TEMPORARY INVESTMENTS                                $ 10,471,537   $10,492,906  $10,492,906        11.39%
                    ---------------------------                                ------------   -----------  -------------------------

                    TOTAL INVESTMENT PORTFOLIO                                 $109,048,827  $109,190,365  $92,092,174       100.00%
                    --------------------------                                 ============  ============  =========================

                    SUMMARY OF INVESTMENTS
                    Subordinated Notes                                         $ 52,991,859  $ 53,112,028  $32,715,284        35.53%
                    Preferred Stock                                               3,156,862     3,156,862            0         0.00
                    Common Stock and Warrants                                    42,428,569    42,428,569   48,883,984        53.08
                    Temporary Investments                                        10,471,537    10,492,906   10,492,906        11.39
                                                                               ------------  ------------  -------------------------
                                                                               $109,048,827  $109,190,365  $92,092,174       100.00%
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

               See the Accompanying Notes to Financial Statements.

                                        EQUITABLE CAPITAL PARTNERS, L.P.
                              SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                                   (UNAUDITED)

                                                                           PAR VALUE OR
                                                              DATE OF       NUMBER OF     AMORTIZED          NET          REALIZED
SECURITY                                                    TRANSACTION      SHARES         COST          PROCEEDS      GAIN (LOSS)

Polaris Pool Systems, Inc.
   Common Stock                                               1/22/96     $         -    $         -   $   177,185 (A) $    177,185

ASR Acquisition Corp.
   Common Stock                                               various         219,745         34,561     2,045,112        2,010,551

Total Net Realized Gains for the Three
   Months Ended March 31, 1996                                                           $    34,561   $ 2,222,297     $  2,187,736
                                                                                         ===========   ===========     ============





Polaris Pool Systems, Inc.
   Common Stock                                               6/03/96               -     $        -   $    85,169 (A) $     85,169

U.S. Leather Holdings, Inc.
   15% Sr. Sub. Deb.*                                         4/09/96     $ 18,684,000    $21,875,262   $ 9,342,000(B) $(12,533,262)
   8% Sr. Pref. Stock                                         4/09/96        3,800.89       2,576,000             -      (2,576,000)
   Jr. Sub. Pref. Stock                                       4/09/96          191,504              -             -                -
   Warrants                                                   4/09/96          191,504        238,247             -        (238,247)

Total Net Realized Losses for the Three
   Months Ended June 30, 1996                                                             $24,689,509   $ 9,427,169    $(15,262,340)
                                                                                          ===========   ===========    ============


Total Net Realized Losses for the Six
  Months Ended June 30, 1996                                                             $24,724,070   $11,649,466     $(13,074,604)
                                                                                         ===========   ===========    =============


(A) Proceeds represent a distribution to the Fund from the escrow account.
(B) Proeeds represent fair value of exchange.
 *  Includes Payment in Kind Notes.


               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                   (UNAUDITED)

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

    Valuation of Investments

     Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Fund. The total value of securities without a readily ascertainable market value is $54,550,444 and $46,116,681 as of June 30, 1996 and December 31, 1995, respectively, representing 57.5% and 41.0% of total assets, respectively. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Fund's portfolio and make recommendations regarding the value of the Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

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

3.  Note Receivable

    On July 22, 1993, pursuant to the terms of the Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Fund, has contributed a non-interest bearing promissory note (the "Note") to the Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as such Limited Partners receive distributions representing additional returns of capital. Such distributions received for the six months ended June 30, 1996 resulted in a $58,929 reduction of the principal amount of the Note. The promissory note of Equitable Capital was cancelled upon the contribution of Alliance Corporate's note.

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

    The Fund also paid $2,098,311 for the reimbursement of offering expenses. These expenses, along with the offering expenses of the Retirement Fund and the organizational expenses of the Funds, may not exceed $6,000,000. Aggregate offering and organizational expenses for the Funds totalled $4,711,806 as of June 30, 1996.

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

     The Investment Advisory Fee is calculated and paid quarterly in advance. The Investment Advisory Fees paid by the Fund for the six months ended June 30, 1996 and 1995 were $574,910 and $766,216, respectively. The decrease from 1995 to 1996 in Investment Advisory Fees is due primarily to the return of capital to Limited Partners, which reduced the Fund's Available Capital, on which the Investment Advisory Fee is based.

7.  Fund Administration Fee and Expenses

    As compensation for its services during the fourth through seventh year of operation of the Funds, ML Fund Administrators, Inc. ("MLFAI"), as the Fund administrator, is entitled to receive from the Funds an annual amount equal to the greater of the (i) Minimum Fee and (ii) the Funds' prorated proportion (based on the number of Units issued by the Funds) of 0.45% of the excess of the aggregate net offering proceeds of the Units issued by the Funds over 50% of the aggregate amount of capital reductions of the Funds (subject to an annual maximum of $3.2 million). The Minimum Fee is 1.0% of the gross offering price of Units in the Funds, but not greater than $500,000. The Fund Administration Fee is calculated and paid quarterly in advance. The Fund Administration Fees paid by the Fund for the six months ended June 30, 1996 and 1995 were $424,522 and $468,050, respectively.

     In addition to the Fund Administration Fee, MLFAI is entitled to receive reimbursement for a portion of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the six months ended June 30, 1996 and 1995, the Fund incurred Administrative Expenses of $112,676 and $114,789, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Fund.

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

     For the six months ended June 30, 1996 and 1995, the Fund incurred $98,335 and $90,469, respectively, of Independent General Partners' Fees and Expenses.

9.  Related Party Transactions

     For the six months ended June 30, 1996, the Fund paid expenses of $12,774 as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Fund's Enhanced Yield Investments. For the six months ended June 30, 1995, the Fund incurred expenses of $18,364 as reimbursement for legal services provided by Equitable Life in connection with the Fund's Enhanced Yield Investments. The Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

     On June 3, 1996, the Fund received additional proceeds of $85,169 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates. The amount received will be distributed to Limited Partners of record as of June 3, 1996.

     During the three months ended June 30, 1996, the Fund received a total of $236,500 from Western Pioneer, Inc. as principal paydowns of the senior notes held by the Fund. No gain, loss or income has been recorded on these transactions and the amounts will be distributed as return of capital to the Limited Partners.

     On April 9, 1996, the Equitable investors foreclosed on the common stock of United States Leather Holdings, Inc. All securities held by the Fund have been surrendered and cancelled in exchange for 795 shares of common stock in Leather U.S., Inc. The shares will have a cost basis of 50% of the original par value of the 15% senior debentures surrendered.

     On May 8, 1996, the Fund received dividend income of $3,760,524 from Bank United Corp.

     As of June 30, 1996, the Fund had investments in seven Managed Companies (a Managed Company is one to which the Fund, the Managing General Partner or other persons in the Fund's investor group make significant managerial assistance available) and six Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $98,577,290 (including $854,000 capitalized cost of payment-in-kind securities), consisting of $52,991,859 in senior notes and subordinated notes, $3,156,862 in preferred stock and purchase warrants and $42,428,569 in common stock.

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

    For the six months ended June 30, 1996, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     For the six months ended June 30, 1996, the Fund recorded net unrealized appreciation on Enhanced Yield Investments of $8,234,287 compared to $9,624,914 of unrealized depreciation for the six months ended June 30, 1995. Such appreciation was the result of adjustments in value made with respect to the following investments during the six months ended June 30, 1996:

     The amount includes the reversal of $12,626,984, $2,576,000 and $238,247 of unrealized depreciation of U.S. Leather Holdings, Inc. senior subordinated notes, senior subordinated preferred stock and non-voting common stock purchase warrants, respectively, due to a restructuring on April 9, 1996. On March 31, 1996, U.S. Leather Holdings, Inc. 15% Senior Subordinated Notes were written down from 60% to 50% of par, resulting in unrealized depreciation of $1,840,387 to the Fund.

     On March 31, 1996, Pergament Home Centers, Inc. Class B Common Stock was written down from 25% of cost to zero, resulting in unrealized depreciation of $2,142,000. On June 30, 1996, Pergament Home Centers, Inc. Floating Rate Demand Note was written down from 100% to 75% of par, resulting in unrealized depreciation of $809,200 to the Fund.

     On March 31, 1996, RI Holdings, Inc. senior subordinated notes were written down to 30% of par, resulting in unrealized depreciation of $2,145,567 to the Fund. On May 1, 1996, the Fund received additional shares of Class B Common Stock from RI Holdings. The Fund exchanged outstanding debt for the new common stock issued, resulting in unrealized depreciation of $1,360 to the Fund. On June 30, 1996, RI Holdings, Inc. senior subordinated notes were written down from 30% to 15% of par, resulting in unrealized depreciation of $3,658,076 to the Fund.

     Due to an increase in the quoted market price of Lexmark International Group, Inc. common stock, the Fund recorded total unrealized appreciation of $2,240,116 at June 30, 1996. The equity was valued at 100% of the closing market price at June 30, 1996 as compared to 90% at March 31, 1996, resulting in unrealized appreciation of $2,671,546 to the Fund.

     Due to an increase in the quoted market price of the Ampex Recording Media Corp. Class A Common Stock Warrants, the Fund recorded total unrealized appreciation of $150,701 at June 30, 1996. The equity was valued at 80% of the closing market price at June 30, 1996, due to contractual restrictions on resale.

     On March 31, 1996, Apollo Radio common stock was written up, pending a cash distribution expected in the second half of 1996, resulting in unrealized appreciation of $449,717 to the Fund.

     Due to the sale of the Class B Common Stock investment in ASR Acquisition Corp. in March 1996, the Fund reversed the unrealized appreciation recorded of $1,695,930.

     On June 30, 1996, Tulip Holding Corporation subordinated notes were written down from 5% of par to zero, resulting in unrealized depreciation of $426,504 to the Fund.

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

14. Subsequent Events

     On August 7, 1996, the Independent General Partners approved an aggregate cash distribution of $4,774,806 for the three months ended June 30, 1996, which was paid on August 14, 1996 to the Limited Partners. The amount distributed to Limited Partners on record as of June 30, 1996 was $4,730,235 or $16.62 per Unit (of which $233,381 is capital returned from investments in the second quarter of 1996). On a per Unit basis, this distribution to Limited Partners includes $0.30 of realized gains, $15.50 of income from operations and $0.82 of return of capital. The Managing General Partner's one percent allocation of $47,780 was reduced by its one percent allocation of realized gains and capital returned from investments during the second quarter of 1996, of $3,209 (which is being held as a Deferred Distribution Amount pursuant to the Partnership Agreement), resulting in a net distribution to the Managing General Partners of $44,571.

     On June 18, 1996, USAT Holdings Inc. (since renamed Bank United Corp.) filed a Form S-1 Registration Statement with the Securities and Exchange Commission to sell shares of its Class A Common Stock in an initial public offering. The shares to be sold would consist of both new shares to be issued by the company as well as shares held by certain of its existing shareholders, including the Fund. After giving effect to an 1,800 to 1 stock split that also took place in that month, the Fund held an aggregate 1,085,400 shares of Bank United common stock. The public offering of an aggregate 12,075,000 shares occurred in the first half of August 1996 and the Fund sold 207,492 shares (19.1% of its total holdings) in the offering and through the exercise by the underwriters of their over-allotment ("green shoe") option. All of the shares that were sold were sold at a gross price (i.e., before fees and expenses payable by the selling shareholder) of $20.00 per share, approximately three times their original cost. (The detailed financial and accounting effects of this transaction will be presented in the Fund's report for the quarter ended September 30, 1996.) The remaining shares of common stock held by the Fund (877,908 shares) are subject to a 180-day lock-up agreement with the underwriters, during which period the Fund cannot sell any of these shares. The shares of Bank United Corp. Class A Common Stock are listed on the NASDAQ under the symbol "BNKU". The company anticipates paying quarterly cash dividends.

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

Investments

     As of June 30, 1996, the Fund had a total of 13 Enhanced Yield Investments at a net cost of $98,577,290 (inclusive of the receipt of securities having a capitalized cost of $854,000 received as payment-in-kind interest on certain Enhanced Yield Investments).

Proceeds from Investments

     During the six months ended June 30, 1996, the Fund received proceeds from the following investments:

     On January 10 and June 3 1996, the Fund received additional proceeds of $177,185 and $85,169, respectively, from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

    During the six months ended June 30, 1996, the Fund received a total of $473,000 and $187,444 from Western Pioneer, Inc. and U.S. Leather Holdings, Inc., respectively, as principal paydowns of the senior notes held by the Fund. No gain, loss or income has been recorded on the transactions.

    During March 1996, the Fund sold its remaining ASR Acquisition Corp. common stock for $2,045,112 and recognized a gain of $2,010,551 on the sale.

     On May 8, 1996, the Fund received dividend income of $3,760,524 from Bank United Corp.

     All proceeds received have been distributed on May 14, 1996 or will be distributed on August 14, 1996.

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

Results of Operations

     For the three and six months ended June 30, 1996, net investment income increased by $3,013,043 and $2,036,866, respectively, as compared to the same periods in 1995. Net investment income is comprised of investment income (primarily interest and discount income) offset by expenses. The increase in the 1996 net investment income versus the comparative period in 1995, reflects the increase in dividend income (excluding temporary investments) partially offset by the decrease in Investment Advisory Fees and Fund Administration Fees and Expenses.

     For the three and six months ended June 30, 1996, the Fund had investment income of $4,936,644 and $6,053,791, respectively, as compared to $2,051,778 and $4,241,628, respectively, for the same periods in 1995. The increase in 1996 investment income of 43% was primarily due to an increase in dividend income partially offset by a decrease in the amount of accrual status debt securities held by the Fund due to the sales and repayments of Enhanced Yield Investments.

     The Fund incurred expenses of $611,143 and $1,251,993 for the three and six months ended June 30, 1996, as compared to $739,320 and $1,476,696 for the same periods in 1995. The decrease in the 1996 expenses of $224,703 was primarily due to a decrease to Investment Advisory Fees and Fund Administration Fees and Expenses paid by the Fund. The Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Expenses and Independent General Partners' Fees and Expenses.

     The Fund experienced a decrease in net assets resulting from operations for the six months ended June 30, 1996 in the amount of $38,519 as compared to a decrease of $6,777,239 for the comparative period in 1995. The decrease in net assets for the six months ended June 30, 1996 is comprised of net investment income of $4,801,798, net realized losses of $13,074,604 offset by a net change in unrealized appreciation of $8,234,287. For the comparable period in 1995, the decrease in net assets was comprised of net investment income of $2,764,932, net realized gains of $82,743 offset by a net change in unrealized depreciation of $9,624,914 (see Statements of Operations in the Financial Statements).

     For the three months ended June 30, 1996 and 1995, the Fund incurred Investment Advisory Fees of $248,697 and $342,365, respectively. For the six months ended June 30, 1996 and 1995, the Fund incurred Investment Advisory Fees of $574,910 and $766,216, respectively (as described in Note 6 to the Financial Statements). The decrease in the Investment Advisory Fees is due to a decrease in the Fund's Available Capital on which the Investment Advisory Fee is based, resulting primarily from redemptions of debt obligations held by the Fund (which is a component of Available Capital).

     The Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended June 30, 1996 and 1995 were $298,292 and $322,812, respectively, and for the six months ended June 30, 1996 and 1995 were $537,198 and $582,839, respectively. The decrease from 1995 to 1996 of $45,641 is primarily due to a decrease in the Fund's Available Capital on which the Fund Administration Fee is based, resulting primarily from redemptions of debt obligations held by the Fund (which is a component of Available Capital). In accordance with the Partnership Agreement, beginning in October 1996, the Fund Administration Fee will change to an annual fee of $300,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Fund.

     Independent General Partners' Fees and Expenses incurred for the three and six months ended June 30, 1996 and 1995 were $49,651 and $98,335, respectively and $45,044 and $90,469, respectively.

     The Fund incurred Professional Fees of $9,003 and $17,273 for the three and six months ended June 30, 1996, respectively. Professional Fees incurred for the same periods in 1995 were $21,614 and $29,687, respectively. (See Note 9 to the Financial Statements).

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

     For the six months ended June 30, 1996, the Fund recorded net unrealized appreciation on Enhanced Yield Investments of $8,234,287 as compared to $9,624,914 of unrealized depreciation for the six months ended June 30, 1995.
The change in unrealized appreciation was primarily the result of unrealized appreciation in Lexmark International Group, Inc., the reversal of unrealized depreciation in U.S. Leather Holdings, Inc., offset by unrealized depreciation in RI Holdings, Inc., Pergament Home Centers, Inc. and Tulip Holding Corp.

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

Realized Gains and Losses on Investments

     During the three and six months ended June 30, 1996, the Fund recorded net realized losses of $15,262,340 and $13,074,604, respectively, on transactions involving three Enhanced Yield Investments. For the six months ended June 30, 1995, the Fund recorded net realized gains on investments of $82,743 on transactions involving one Enhanced Yield Investment (see Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

                           PART II - OTHER INFORMATION

    Items 1 through 4 are herewith omitted as the response to items is either none or not applicable for the June 30, 1996, Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
     Exhibit 27 - Financial Data Schedule for the quarter ending June 30, 1996.

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

(b)  Reports on Form 8-K - None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 1996.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated:  August  14, 1996      /s/  Frank Savage
                              Frank Savage
                              Title:  Chairman of the Board


Dated:  August  14, 1996      /s/  Laura Mah
                              Laura Mah
                              Title:  Vice President and Chief
                                      Accounting Officer

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 1996.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated:  August  14, 1996
                              Frank Savage
                              Title:  Chairman of the Board


Dated:  August  14, 1996
                              Laura Mah
                              Title:  Vice President and Chief
                                      Accounting Officer