Form 10-Q
period 1996-09-30
EQUITABLE CAPITAL PARTNERS L P
filed 1996-11-12
CIK 828847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended: September 30, 1996

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

                        EQUITABLE CAPITAL PARTNERS, L.P.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                           Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of September 30, 1996 and December 31, 1995        5

Statements of Operations - For the Three and Nine
  Months Ended September 30, 1996 and 1995                      6

Statements of Changes in Net Assets - For the Nine
  Months Ended September 30, 1996 and 1995                      7

Statements of Cash Flows - For the Nine Months Ended
  September 30, 1996 and 1995                                   8

Statement of Changes in Partners' Capital -
  For the Nine Months Ended September 30, 1996                  9

Schedule of Portfolio Investments - September 30, 1996         10

Supplemental Schedule of Realized Gains and Losses
  For the Nine Months Ended September 30, 1996                 15

Notes to Financial Statements                                  16


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                23


                PART II - OTHER INFORMATION

Item 6.  Exhibits                                              27

                         EQUITABLE CAPITAL PARTNERS,L.P.
                              STATEMENTS OF ASSETS
                        LIABILITIES AND PARTNERS' CAPITAL


                                                                                 September 30, 1996
ASSETS:                                                            Notes             (Unaudited)         December 31, 1995

     Investments                                                  2,10,12
        Enhanced Yield Investments at Value-
             Managed Companies
             (amortized cost of $60,996,883 at
             September 30, 1996 and $110,558,741
             at December 31, 1995)                                                 $     64,277,096        $    83,988,222
             Non-Managed Companies
             (amortized cost of $20,668,068 at
             September 30, 1996 and $4,092,050
             at December 31, 1995)                                                       30,004,871              5,330,092
        Temporary Investments
             (at amortized cost )                                                        10,001,856             20,356,353

     Cash                                                                                   252,750                 74,501
     Interest Receivable                                            2,12                  1,173,731                751,346
     Note Receivable                                                3,4                   1,867,405              1,928,690
     Prepaid Expenses                                                                         2,650                  7,906

TOTAL ASSETS                                                                       $    107,580,359        $   112,437,110
                                                                                   ================        ===============


LIABILITIES AND PARTNERS' CAPITAL

     Liabilities
        Professional Fees Payable                                    9             $         85,662        $        25,484
        Independent General Partners' Fees Payable                   8                       22,795                 15,273
        Fund Administrative Expenses Payable                         7                       23,928                 36,617
        Other Accrued Liabilities                                                            11,663                  5,858
             Total Liabilities                                                              144,048                 83,232

     Partners' Capital
        Managing General Partner                                    3,4                   1,492,702              1,448,956
        Limited Partners (284,611 Units)                             4                  105,943,609            110,904,922
             Total Partners' Capital                                                    107,436,311            112,353,878

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                            $    107,580,359        $   112,437,110
                                                                                   ================        ===============


               See the Accompanying Notes to Financial Statements.


                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                               For the Three Months Ended              For the Nine Months Ended
                                                           September 30,       September 30,        September 30,      September 30,
                                                               1996                 1995                 1996                1995
INVESTMENT INCOME- Notes 2,12:
     Interest                                           $      1,141,590     $     2,038,993      $     3,411,384    $    6,256,498
     Discount                                                     10,172              12,766               33,645            36,889
     Dividend                                                          -                   -            3,760,524                 -
          TOTAL INVESTMENT INCOME                              1,151,762           2,051,759            7,205,553         6,293,387

EXPENSES:
     Investment Advisory Fee- Note 6                             249,764             338,234              824,674         1,104,449
     Fund Administration Fees and Expenses- Note 7               229,860             237,577              767,058           820,415
     Independent General Partners'
      Fees and Expenses- Note 8                                   49,636              38,000              147,971           128,469
     Professional Fees - Note 9                                  123,906               7,570              141,179            37,257
     Insurance Fees                                                    -                   -                5,256                 -
     Valuation Expenses                                                -               5,750               19,021            13,235
          TOTAL EXPENSES                                         653,166             627,131            1,905,159         2,103,825

NET INVESTMENT INCOME                                            498,596           1,424,628            5,300,394         4,189,562

NET CHANGE IN UNREALIZED APPRECIATION
     (DEPRECIATION) ON INVESTMENTS- Note 12                   29,715,206         (12,918,142)          37,949,493       (22,543,056)

NET REALIZED (LOSSES) GAINS ON INVESTMENTS- Note 10          (12,705,316)          4,567,590          (25,779,920)        4,650,333

NET INCREASE (DECREASE) IN NET ASSETS
     RESULTING FROM OPERATIONS                          $     17,508,486     $    (6,925,924)     $    17,469,967    $  (13,703,161)
                                                        ================     ================     ===============    ==============

                      See the Accompanying Notes to Financial Statements.


                        EQUITABLE CAPITAL PARTNERS, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)


                                                                                       For the Nine Months Ended
                                                                              September 30, 1996         September 30, 1995
FROM OPERATIONS:

   Net Investment Income                                                       $       5,300,394          $       4,189,562

   Net Change In Unrealized Appreciation
      (Depreciation) on Investments                                                   37,949,493                (22,543,056)

   Net Realized (Losses) Gains on Investments                                        (25,779,920)                 4,650,333

   Net Increase (Decrease) in Net Assets
      Resulting from Operations                                                       17,469,967                (13,703,161)

   Cash Distributions to Partners                                                    (22,326,249)               (28,513,725)

   Reduction in Managing General Partners' Contribution                                  (61,285)                  (207,142)

   Total Decrease                                                                     (4,917,567)               (42,424,028)

NET ASSETS:

   Beginning of Period                                                               112,353,878                157,930,203

   End of Period                                                               $     107,436,311          $     115,506,175
                                                                               =================          =================

               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     For the Nine Months Ended
INCREASE (DECREASE) IN CASH                                                 September 30, 1996           September 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
        Interest and Discount Income                                          $       6,398,571            $       6,822,785
        Fund Administration Fees & Expenses                                            (779,746)                    (849,566)
        Investment Advisory Fee                                                        (824,674)                  (1,104,449)
        Independent General Partners' Fees and Expenses                                (140,449)                    (126,670)
        Valuation Expenses                                                              (13,216)                     (19,762)
        Sale (Purchase)of Temporary Investments, Net                                 10,823,692                   13,872,040
        Proceeds from Sales and Principal Payments of
            Enhanced Yield Investments                                                7,121,320                    9,888,786
        Professional Fees                                                               (80,625)                     (40,442)
        Insurance Fees                                                                     (375)                      (3,967)
            Net Cash Provided by Operating Activities                                22,504,498                   28,438,755
CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash Distributions to Partners                                              (22,326,249)                 (28,513,725)
            Net Cash Used in Financing Activities                                   (22,326,249)                 (28,513,725)
Net Increase (Decrease) in Cash                                                         178,249                      (74,970)
Cash at the Beginning of the Period                                                      74,501                      157,275
Cash at the End of the Period                                                 $         252,750            $          82,305
                                                                              =================            =================


                  RECONCILIATION OF NET DECREASE IN NET ASSETS
                      RESULTING FROM OPERATIONS TO NET CASH
                        PROVIDED BY OPERATING ACTIVITIES

Net Increase (Decrease) In Net Assets
     Resulting From Operations                                                $      17,469,967            $     (13,703,161)

Adjustments to Reconcile Net Decrease in Net Assets
        Resulting from Operations to Net Cash Provided by Operating
        Activities:
Decrease in Investments                                                              43,724,932                   19,110,494
Increase (Decrease) in Accrued Interest                                                (806,981)                     529,397
Increase (Decrease) in Other Accrued Liabilities                                          5,805                       (6,527)
Decrease in Fund Administration Expenses Payable                                        (12,688)                     (29,151)
Decrease (Increase) in Prepaid Expenses                                                   5,256                       (3,967)
Net Change in Unrealized (Appreciation)
  Depreciation on Investments                                                       (37,949,493)                  22,543,056
Increase in Independent General
   Partners' Fees Payable                                                                 7,522                        1,799
Increase (Decrease) in Professional Fees Payable                                         60,178                       (3,185)
        Total Adjustments                                                             5,034,531                   42,141,916
Net Cash Provided by Operating Activities                                     $      22,504,498            $      28,438,755
                                                                              =================            =================

               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                                Managing            Limited
                                                                   Notes     General Partner        Partners             Total
                                                                  --------  ----------------    -------------        --------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Partners' Capital at January 1, 1996                                           $ 1,448,956      $  110,904,922       $  112,353,878
Cash Distributions to Partners                                                     (69,669)        (22,256,580)         (22,326,249)
Reduction in Managing General Partners' Contribution                 3             (61,285)                  -              (61,285)
Allocation of Net Investment Income                                 11              53,004           5,247,390            5,300,394
Allocation of Net Unrealized Appreciation
   on Investments                                                   12             379,495          37,569,998           37,949,493
Allocation of Net Realized Losses on Investments                                  (257,799)        (25,522,121)         (25,779,920)
Partners' Capital at September 30, 1996                                        $ 1,492,702      $  105,943,609       $  107,436,311
                                                                               ===========      ==============       ==============



               See the Accompanying Notes to Financial Statements.


                                            EQUITABLE CAPITAL PARTNERS,L.P.
                                          SCHEDULE OF PORTFOLIO INVESTMENTS
                                                 SEPTEMBER 30, 1996
                                                    (UNAUDITED)
    PRINCIPAL                                                       INVESTMENT   INVESTMENT   AMORTIZED        VALUE     % OF TOTAL
  AMOUNT/SHARES                  INVESTMENT                            DATE         COST         COST        (NOTE 2)    INVESTMENTS
------------------- ---------------------------------------------- ----------- ------------- ------------- ----------- -------------

                    ENHANCED YIELD INVESTMENTS
                    MANAGED COMPANIES

                    CONSUMER PRODUCTS MANUFACTURING

                    LEXMARK INTERNATIONAL GROUP, INC. - NOTE 12
  $     19,667,348  Lexmark International, Inc.,
                     Sr. Sub. Nts. 14.25% due 03/31/01*              03/27/91    $19,667,348   $ 19,667,348  $  19,667,348
   1,327,476 Shares Lexmark International Group, Inc.,
                     Class B Common Stock (c)                        03/27/91      8,849,843      8,849,843     27,047,325
                                                                                 -----------   ------------  -------------
                                                                                  28,517,191     28,517,191     46,714,673     44.80
                                                                                 -----------   ------------  -----------------------
                      MISCELLANEOUS MANUFACTURING

                    QUANTEGY ACQUISITION CORP. - NOTES 10, 12
                    (FORMERLY AMPEX RECORDING MEDIA CORP.)
        162 Shares  Quantegy Acquisition Corp., Common Stock          11/13/95     3,464,732     3,464,732     3,464,732
     22,690 Shares  Ampex Recording Media Corp.,
                     Class A Common Stock **(d)                       12/31/90 &
                                                                      06/28/91       182,360       182,360       142,947
                                                                                ------------    ----------   -----------
                                                                                   3,647,092     3,647,092     3,607,679        3.46
                                                                                ------------    ----------   -----------------------

                    RI HOLDINGS, INC. - NOTE 12
  $     24,387,177  RI Holdings, Inc.,
                     Sr. Sub. Nts. 16% due 08/31/01*(a)(b)            04/25/94    11,824,318    11,824,318       487,744
     304,934 Shares RI Holdings, Inc., Common Stock**                 09/01/89     3,049,340     3,049,340             0
  212,407.91 Shares RI Holdings, Inc., Common Stock**                  various         2,124         2,124             0
    46,062.5 Shares RI Holdings, Inc., Common Stock**                 04/25/94           461           461             0
  186,879.68 Shares RI Holdings, Inc., Common Stock**                 05/09/95         1,869         1,869             0
  453,189.90 Shares RI Holdings, Inc., Common Stock**                 05/01/96         4,532         4,532             0
                                                                                ------------   -----------   -----------
                                                                                  14,882,644    14,882,644       487,744        0.47
                                                                                ------------   -----------   -----------------------

              See the Accompanying Notes to Financial Statements.

                                              EQUITABLE CAPITAL PARTNERS,L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                    SEPTEMBER 30, 1996
                                                 (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                        INVESTMENT     INVESTMENT    AMORTIZED     VALUE     % OF TOTAL
  AMOUNT/SHARES                 INVESTMENT                              DATE           COST         COST      (NOTE 2)   INVESTMENTS
------------------- -----------------------------------------       ------------    -----------  ----------- --------- -------------
                    LEATHER AND LEATHER PRODUCTS

                    LEATHER U.S., INC. - NOTE 12
                    (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
      795.00 Shares Leather U.S., Inc., Common Stock                  04/09/96  $  9,342,000   $ 9,342,000   $ 9,342,000
                                                                                ------------   -----------   -----------
                                                                                   9,342,000     9,342,000     9,342,000       8.96
                                                                                ------------   -----------   -----------------------

                    DISTRIBUTION SERVICES

                    WB BOTTLING CORPORATION
      3,135 Shares  WB Bottling Corp., Preferred Stock**              09/12/90       313,500       313,500             0
     41,663 Shares  WB Bottling Corp., Common Stock**                 09/12/90 &
                                                                      08/11/92       169,456       169,456             0
                                                                                 -----------   -----------   -----------
                                                                                     482,956       482,956             0       0.00
                                                                                 -----------   -----------   -----------------------

                    MISCELLANEOUS RETAIL

                    R&S/STRAUSS, INC.
                    (FORMERLY WSR ACQUISITION CORPORATION)
  $      1,815,000  R&S/Strauss, Inc., Sr. Sub. Nt. 15% due 05/31/00* 06/13/90     1,815,000     1,815,000     1,815,000
  $      2,310,000  R&S/Strauss, Inc., Sr. Sub. Nt. 15% due 05/31/00* 06/13/90     2,310,000     2,310,000     2,310,000
                                                                                 -----------  ------------   -----------
                                                                                   4,125,000     4,125,000     4,125,000       3.95
                                                                                 -----------  ------------   -----------------------


                    TOTAL INVESTMENT IN  MANAGED  COMPANIES                     $ 60,996,883  $ 60,996,883   $64,277,096      61.64%
                    ---------------------------------------                     ------------  ------------   -----------------------

               See the Accompanying Notes to Financial Statements.

                                          EQUITABLE CAPITAL PARTNERS,L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                                SEPTEMBER 30, 1996
                                              (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                         INVESTMENT   INVESTMENT   AMORTIZED     VALUE    % OF TOTAL
  AMOUNT/SHARES                         INVESTMENT                       DATE         COST         COST      (NOTE 2)  INVESTMENTS
------------------- -------------------------------------------    -------------   ----------- ------------ ---------- -----------

                    NON-MANAGED COMPANIES

                    DISTRIBUTION SERVICES

                    WESTERN PIONEER, INC.-NOTES 10, 12
  $      9,460,000  Western Pioneer, Inc.,
                      Sr. Sub. Nts. 10% due 11/30/07*(b)              11/30/94   $ 1,219,460  $  1,219,460   $  4,730,000
   162,161 Warrants Western Pioneer, Inc.,
                     Common Stock Purchase Warrants **                11/30/94             0             0              0
                                                                                 -----------  ------------   ------------
                                                                                   1,219,460     1,219,460      4,730,000      4.53
                                                                                 -----------  ------------   -----------------------
                    BROADCASTING

                    APOLLO RADIO HOLDING CO., INC. - NOTE 12
      57.75 Shares  Apollo Radio Holding Co., Inc., Common Stock**    06/01/90       119,942       119,942        895,172
       49.5 Shares  Apollo Radio Holding Co., Inc., Common Stock**    04/03/90       102,808       102,808        767,295
   17.8749 Warrants Apollo Radio Holding Co., Inc., Common Stock
                      Purchase Warrants**                             04/03/90             0             0              0
                                                                                 -----------  ------------  -------------
                                                                                     222,750       222,750      1,662,467      1.59
                                                                                 -----------  ------------  ------------------------
                    HEALTH SERVICES

                    MTI HOLDINGS, INC. - NOTES 10,12
  $        221,310  MTI Holdings, Inc.,
                     Sr. Sec. Nt. 12% due 07/15/03* (b)               08/06/96       221,310       221,310        221,310
   15,772 Shares    MTI Holdings, Inc., Common Stock**                08/06/96       236,580       236,580        236,580
    4,397 Warrants  MTI Holdings, Inc., Common Stock
                     Purchase Warrants                                08/06/96             0             0              0
                                                                                   ---------    ----------     ----------
                                                                                     457,890       457,890        457,890      0.44
                                                                                   ---------    ----------     ---------------------
                    PRINTING, PUBLISHING AND ALLIED LINES

                    AMERICAN PAPER GROUP, LTD.
  $      1,209,417  American Paper Group, Ltd.,
                     Sub. Nts. 5% due 12/31/00*                       01/18/94       820,467       935,846        935,846
      2,021 Shares  American Paper Holdings Inc., Common Stock**      01/18/94       136,903       136,903        136,903
                                                                                   ---------    ----------     ----------
                                                                                     957,370     1,072,749      1,072,749      1.03
                                                                                   ---------    ----------     ---------------------

              See the Accompanying Notes to Financial Statements.

                                              EQUITABLE CAPITAL PARTNERS,L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                    SEPTEMBER 30, 1996
                                                 (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                        INVESTMENT     INVESTMENT    AMORTIZED     VALUE     % OF TOTAL
  AMOUNT/SHARES                 INVESTMENT                              DATE           COST         COST      (NOTE 2)   INVESTMENTS
------------------- -----------------------------------------       ------------    -----------  ----------- --------- -------------

                    MISCELLANEOUS RETAIL

                    PERGAMENT HOME CENTERS, INC.- NOTE 12
  $      3,236,800  Pergament Acq. Corp., Home Centers, Inc.
                     Floating Rate Demand Note due 07/31/00* (b)      10/18/91  $  3,236,800   $  3,236,800    $ 2,427,600
     380.80 Shares  Pergament Holding, Corp., Common Stock Class B ** 02/28/89     8,568,000      8,568,000              0
    139.0545 Shares Pergament Holding, Corp., Common Stock Class C ** 02/28/89             0              0              0
                                                                                 -----------   ------------    -----------
                                                                                  11,804,800     11,804,800      2,427,600     2.33
                                                                                 -----------   ------------    ---------------------

                    BANKING AND FINANCE

                    BANK UNITED CORP. - NOTES 10,12
                    (FORMERLY USAT HOLDINGS INC.)
     877,908 Shares  Bank United Corp., Class A Common Stock (c)     01/05/90 &
                                                                     12/19/91      5,890,419      5,890,419     19,654,165
                                                                                 -----------    -----------    -----------
                                                                                   5,890,419      5,890,419     19,654,165    18.85
                                                                                 -----------    -----------    ---------------------


                    TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                   $20,552,689    $20,668,068    $30,004,871    28.77%
                    ------------------------------------------                   -----------    -----------    ---------------------


                    TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS               $81,549,572    $81,664,951    $94,281,967    90.41%
                    ----------------------------------------------               -----------    -----------    ---------------------


               See the Accompanying Notes to Financial Statements.

                                          EQUITABLE CAPITAL PARTNERS,L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                                SEPTEMBER 30, 1996
                                              (CONCLUDED) (UNAUDITED)
    PRINCIPAL                                                         INVESTMENT   INVESTMENT   AMORTIZED     VALUE    % OF TOTAL
  AMOUNT/SHARES                         INVESTMENT                       DATE         COST         COST      (NOTE 2)  INVESTMENTS
------------------- -------------------------------------------    -------------   ----------- ------------ ---------- -----------




                    TEMPORARY INVESTMENTS

                    COMMERCIAL PAPER
  $      5,000,000  Colgate Palmolive, 5.43% due 10/29/96             09/24/96 $  4,973,604   $ 4,978,883  $  4,978,883
  $      3,230,000  Jefferson Smurfit, 5.50% due 12/24/96             09/24/96    3,185,094     3,188,548     3,188,548
  $      1,855,000  Morgan Guaranty Trust Co., 5.47% due 12/13/96     09/24/96    1,832,451     1,834,425     1,834,425
                                                                               ------------   -----------  -----------
                    TOTAL INVESTMENT IN COMMERCIAL PAPER                       $  9,991,149   $10,001,856  $ 10,001,856        9.59%
                    ------------------------------------                       ------------   -----------  -------------------------

                    TOTAL TEMPORARY INVESTMENTS                                $  9,991,149   $10,001,856  $ 10,001,856        9.59%
                    ---------------------------                                ------------   -----------  -------------------------

                    TOTAL INVESTMENT PORTFOLIO                                 $ 91,540,721   $91,666,807  $104,283,823      100.00%
                    --------------------------                                 ============  ============  =========================

                    SUMMARY OF INVESTMENTS
                    Subordinated Notes                                         $ 41,114,703  $ 41,230,082  $ 32,594,848       31.26%
                    Preferred Stock                                                 313,500       313,500             0        0.00
                    Common Stock and Warrants                                    40,121,369    40,121,369    61,687,119       59.15
                    Temporary Investments                                         9,991,149    10,001,856    10,001,856        9.59
                                                                               ------------  ------------  -------------------------
                                                                               $ 91,540,721   $91,666,807  $104,283,823      100.00%
                                                                               ============  ============  =========================
                        * Restricted Security
                       ** Restricted Non-income Producing Security
                      (a) Includes receipt of payment-in-kind securities.
                      (b) Non-accrual investment status.
                      (c) Pubicly traded class of securities.
                      (d) Underlying security pubicly traded.

               See the Accompanying Notes to Financial Statements.

                                        EQUITABLE CAPITAL PARTNERS, L.P.
                              SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                   (UNAUDITED)

                                                                           PAR VALUE OR
                                                              DATE OF       NUMBER OF     AMORTIZED          NET          REALIZED
SECURITY                                                    TRANSACTION      SHARES         COST          PROCEEDS      GAIN (LOSS)

Polaris Pool Systems, Inc.
   Common Stock                                               1/22/96     $          -    $         -   $   177,185(A)  $   177,185

ASR Acquisition Corp.
   Common Stock                                               various          219,745         34,561     2,045,112       2,010,551

Total Net Realized Gains for the Three
   Months Ended March 31, 1996                                                            $    34,561   $ 2,222,297     $ 2,187,736
                                                                                          ===========   ===========     ============





Polaris Pool Systems, Inc.
   Common Stock                                               6/03/96                -    $        -    $    85,169(A) $     85,169

U.S. Leather Holdings, Inc.
   15% Sr. Sub. Deb.*                                         4/09/96     $ 18,684,000    $21,875,262   $ 9,342,000(B) $(12,533,262)
   8% Sr. Pref. Stock                                         4/09/96         3,800.89      2,576,000             -      (2,576,000)
   Jr. Sub. Pref. Stock                                       4/09/96          191,504              -             -               -
   Warrants                                                   4/09/96          191,504        238,247             -        (238,247)

Total Net Realized Losses for the Three
   Months Ended June 30, 1996                                                             $24,689,509   $ 9,427,169    $(15,262,340)
                                                                                          ===========   ===========    ============



MTI Holdings, Inc.,
   5% Sr. Sec. Note                                           8/06/96      $   915,779    $   915,779   $   221,310(B) $   (694,469)
   Common Stock                                               8/06/96           43,436        990,000       236,580(B)     (753,420)

Bank United Corp.
   Common Stock                                               8/14/96          207,492      1,338,639     3,911,224       2,572,585

Tulip Holding Corp.
   14.5% Sub Note                                             9/12/96      $ 8,530,073      8,514,414         5,687      (8,508,727)
   16.5% Sub Note                                             9/12/96      $ 2,446,735      2,446,735             -      (2,446,735)
   15% Exch. Preferred Stock                                  9/12/96       2,843.3625      2,843,362             -      (2,843,362)
   Common Stock                                               9/12/96          153,104         30,636             -         (30,636)

Ampex Recording Media Corp.
   Common Stock                                               9/30/96           22,977        184,505       183,953            (552)

Total Net Realized Losses for the Three
   Months Ended September 30, 1996                                                        $17,264,070   $ 4,558,754    $(12,705,316)
                                                                                          ===========   ===========    ============

Total Net Realized Losses for the Nine                                                    $41,988,140   $16,208,220    $(25,779,920)
  Months Ended September 30, 1996                                                         ===========   ===========    ============



(A) Proceeds  represent a distribution to the Fund from the escrow account.
(B) Proeeds represent fair value of exchange.
 *  Includes Payment in Kind Notes.


               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 September 30, 1996
                                   (UNAUDITED)

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

    Valuation of Investments

     Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Fund. The total value of securities without a readily ascertainable market value is $47,437,530 and $46,116,681 as of September 30, 1996 and December 31, 1995, respectively, representing 44.1% and 41.0% of total assets, respectively. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Fund's portfolio and make recommendations regarding the value of the Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

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

3.  Note Receivable

     On July 22, 1993, pursuant to the terms of the Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Fund, has contributed a non-interest bearing promissory note (the "Note") to the Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as such Limited Partners receive distributions representing additional returns of capital. Such distributions received for the nine months ended September 30, 1996 resulted in a $61,284 reduction of the principal amount of the Note. The promissory note of Equitable Capital was cancelled upon the contribution of Alliance Corporate's note.

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

    The Fund also paid $2,098,311 for the reimbursement of offering expenses. These expenses, along with the offering expenses of the Retirement Fund and the organizational expenses of the Funds, may not exceed $6,000,000. Aggregate offering and organizational expenses for the Funds totalled $4,711,806 as of September 30, 1996.

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

     The Investment Advisory Fee is calculated and paid quarterly in advance. The Investment Advisory Fees paid by the Fund for the nine months ended September 30, 1996 and 1995 were $824,674 and $1,104,449, respectively. The decrease from 1995 to 1996 in Investment Advisory Fees is due primarily to the return of capital to Limited Partners, which reduced the Fund's Available Capital, on which the Investment Advisory Fee is based.

7.  Fund Administration Fee and Expenses

     As compensation for its services during the fourth through seventh year of operation of the Funds, ML Fund Administrators, Inc. ("MLFAI"), as the Fund administrator, is entitled to receive from the Funds an annual amount equal to the greater of the (i) Minimum Fee and (ii) the Funds' prorated proportion (based on the number of Units issued by the Funds) of 0.45% of the excess of the aggregate net offering proceeds of the Units issued by the Funds over 50% of the aggregate amount of capital reductions of the Funds (subject to an annual maximum of $3.2 million). The Minimum Fee is 1.0% of the gross offering price of Units in the Funds, but not greater than $500,000. The Fund Administration Fee is calculated and paid quarterly in advance. The Fund Administration Fees paid by the Fund for the nine months ended September 30, 1996 and 1995 were $630,453 and $683,070 respectively.

     In addition to the Fund Administration Fee, MLFAI is entitled to receive reimbursement for a portion of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the nine months ended September 30, 1996 and 1995, the Fund incurred Administrative Expenses of $136,605 and $137,345, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Fund.

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

     For the nine months ended September 30, 1996 and 1995, the Fund incurred $147,971 and $128,469, respectively, of Independent General Partners' Fees and Expenses.

9. Related Party Transactions

     For the nine months ended September 30, 1996, the Fund paid expenses of $73,550 as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Fund's Enhanced Yield Investments. For the nine months ended September 30, 1995, the Fund paid expenses of $34,192 as reimbursement for legal services provided by Equitable Life in connection with the Fund's Enhanced Yield Investments. The Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

     During the three months ended September 30, 1996, the Fund received a total of $236,500 from Western Pioneer, Inc. as principal paydowns of the senior notes held by the Fund. No gain, loss or income has been recorded on these transactions and the amounts will be distributed as return of capital to the Limited Partners.

     On August 6, 1996, a comprehensive restructuring closed for MTI Holdings, Inc. The existing note was exchanged for new 12% Senior Secured Notes and equity of the reorganized company consisting of common stock and common stock purchase warrants. The Fund recognized a loss of $1,447,889 on this transaction.

     On August 14, 1996, the Fund sold 207,492 shares of Bank United Corp. (formerly USAT Holdings Inc.) common stock for $3,911,224 and recognized a gain of $2,572,585.

     On September 12, 1996, the Fund sold its Tulip Holding Corp. 14.5% Subordinated Notes for $5,687 and recognized a loss of $8,508,727 on the sale. The 16.5% Subordinated Notes, Series A Exchangeable Preferred Stock and Class A Common Stock were deemed worthless resulting in a total realized loss of $5,320,733 to the Fund.

     On September 30, 1996, the Fund sold 22,977 shares of Ampex Recording Media Corp. Class A Comon Stock for $183,953 which resulted in a loss of $552 to the Fund.

     As of September 30, 1996, the Fund had investments in six Managed Companies (a Managed Company is one to which the Fund, the Managing General Partner or other persons in the Fund's investor group make significant managerial assistance available) and six Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $82,997,461 (including $854,000 capitalized cost of payment-in-kind securities), consisting of $41,809,172 in senior notes and subordinated notes, $313,500 in preferred stock and purchase warrants and $40,874,789 in common stock.

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

     For the nine months ended September 30, 1996, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     For the nine months ended September 30, 1996, the Fund recorded net unrealized appreciation on Enhanced Yield Investments of $37,949,493 compared to $22,543,056 of unrealized depreciation for the nine months ended September 30, 1995. Such appreciation was the result of adjustments in value made with respect to the following investments during the nine months ended September 30, 1996:

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

     On March 31, 1996, RI Holdings, Inc. senior subordinated notes were written down to 30% of par, resulting in unrealized depreciation of $2,145,567 to the Fund. On May 1, 1996, the Fund received additional shares of Class B Common Stock from RI Holdings. The Fund exchanged outstanding debt for the new common stock issued, resulting in unrealized depreciation of $1,360 to the Fund. On June 30, 1996, RI Holdings, Inc. senior subordinated notes were written down from 30% to 15% of par, resulting in unrealized depreciation of $3,658,076 to the Fund. On September 30, 1996, RI Holdings, Inc. senior subordinated notes were written down from 15% to 2% or par, resulting in unrealized depreciation of $3,170,333 to the Fund.

     Due to an increase in the quoted market price of Lexmark International Group, Inc. common stock, the Fund recorded total unrealized appreciation of $2,571,985 at September 30, 1996. The equity was valued at 100% of the closing market price at September 30, 1996 as compared to 90% at March 31, 1996, resulting in unrealized appreciation of $2,671,546 to the Fund.

     Due to a decrease in the quoted market price of the Ampex Recording Media Corp. Class A Common Stock, the Fund recorded total unrealized depreciation of $22,690 at September 30, 1996. Also, due to the sale of common stock on September 30, 1996, $16,773 of unrealized depreciation was reversed. Due to an increase in the quoted market price of the Ampex Recording Media Corp. Class A Common Stock Warrants, the Fund recorded total unrealized appreciation of $150,701 at June 30, 1996. The equity was valued at 80% of the closing market price at September 30, 1996, due to contractual restrictions on resale.

     On March 31, 1996, Apollo Radio common stock was written up, pending a cash distribution expected in the second half of 1996, resulting in unrealized appreciation of $449,717 to the Fund.

     Due to the sale of the Class B Common Stock investment in ASR Acquisition Corp. in March 1996, the Fund reversed the unrealized appreciation recorded of $1,695,930.

     On August 6, 1996, the Fund reversed a total of $1,447,889 of unrealized depreciation in MTI Holdings, Inc. due to a restructuring.

     Due to the sale of the Tulip Holding Corproation 14.5% Subordinated Notes on September 12, 1996, the Fund reversed the unrealized depreciation recorded of $8,516,679. The Fund also reversed $5,320,733 of unrealized depreciation for the 16.5% Subordinated Notes, 15% Exchangeable Preferred Stock and Class A Common Stock which were deemed worthless as of September 30, 1996. On June 30, 1996, Tulip Holding Corporation subordinated notes were written down from 5% of par to zero, resulting in unrealized depreciation of $426,504 to the Fund.

     On September 30, 1996, the Western Pioneer, Inc. senior subordinated note was written up to 50% of the original par value, resulting in unrealized appreciation of $3,510,540 to the Fund.

     Due to an increase in the quoted market price of Bank United Corp. common stock, the Fund recorded total unrealized appreciation of $13,763,746 at September 30, 1996. The equity was valued at 90% of the closing market price at September 30, 1996, due to contractual restrictions on resale.

    The following investments have been on non-accrual status as of the respective dates:

    Pergament Home Centers, Inc.
      Floating Rate Demand Note              July 1, 1996
    MTI Holdings, Inc. 12%
      Senior Secured Note                    October 1, 1995
    Western Pioneer, Inc. 10%
      Senior Subordinated Note               November 30, 1994
    RI Holdings, Inc. 16%
      Senior Subordinated Notes              April 25, 1994

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

14. Subsequent Events

     On November 6, 1996, the Independent General Partners approved an aggregate cash distribution of $5,021,836 for the three months ended September 30, 1996, which is expected to be paid on November 14, 1996 to the Limited Partners. The amount distributed to Limited Partners on record as of September 30, 1996 was $5,017,692 or $17.63 per Unit (of which $2,060,584 is capital returned from investments and the reserve in the third quarter of 1996). On a per Unit basis, this distribution to Limited Partners includes $8.95 of realized gains, $1.44 of income from operations, $5.50 of return of capital and $1.74 of capital returned from reserve. The Managing General Partner's one percent allocation of $50,684 was reduced by its one percent allocation of realized gains and capital returned from investments during the third quarter of 1996, of $46,540 (which is being held as a Deferred Distribution Amount pursuant to the Partnership Agreement), resulting in a net distribution to the Managing General Partners of $4,144.

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

Investments

     As of September 30, 1996, the Fund had a total of 12 Enhanced Yield Investments at a net cost of $82,997,461 (inclusive of the receipt of securities having a capitalized cost of $854,000 received as payment-in-kind interest on certain Enhanced Yield Investments).

Proceeds from Investments

     During the nine months ended September 30, 1996, the Fund received proceeds from the following investments:

     On January 10 and June 3 1996, the Fund received additional proceeds of $177,185 and $85,169, respectively, from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     During the nine months ended September 30, 1996, the Fund received a total of $709,500 and $187,444 from Western Pioneer, Inc. and U.S. Leather Holdings, Inc., respectively, as principal paydowns of the senior notes held by the Fund. No gain, loss or income has been recorded on the transactions.

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

     On May 8, 1996, the Fund received dividend income of $3,760,524 from Bank United Corp.

     On August 6, 1996, a comprehensive restructuring closed for MTI Holdings, Inc. The Fund recognized a loss of $1,447,889 on this transaction.

     On August 14, 1996, the Fund sold 207,492 shares of Bank United Corp. (formerly USAT Holdings Inc.) common stock for $3,911,224 and recognized a gain of $2,572,585.

     On September 12, 1996, the Fund sold its Tulip Holding Corp. 14.5% Subordinated Notes for $5,687 and recognized a loss of $8,508,727 on the sale. The 16.5% Subordinated Notes, Series A Exchangeable Preferred Stock and Class A Common Stock were deemed worthless resulting in a total realized loss of $5,320,733 to the Fund.

     On September 30, 1996, the Fund sold 22,977 shares of Ampex Recording Media Corp. Class A Comon Stock for $183,953 which resulted in a loss of $552 to the Fund.

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

Results of Operations

     For the three months ended September 30, 1996, net investment income decreased by $926,032, as compared to the same period in 1995. For the nine months ended September 30, 1996, net investment income increased by $1,110,832, as compared to the same period in 1995. Net investment income is comprised of investment income (primarily interest and dividend income) offset by expenses. The increase in the 1996 net investment income versus the comparative period in 1995, reflects the increase in dividend income partially offset by the decrease in Investment Advisory Fees and Fund Administration Fees and Expenses.

     For the three and nine months ended September 30, 1996, the Fund had investment income of $1,151,762 and $7,205,553, respectively, as compared to $2,051,759 and $6,293,387, respectively, for the same periods in 1995. The increase in 1996 investment income of 14% was primarily due to an increase in dividend income partially offset by a decrease in the amount of accrual status debt securities held by the Fund due to the sales and repayments of Enhanced Yield Investments.

     The Fund incurred expenses of $653,166 and $1,905,159 for the three and nine months ended September 30, 1996, as compared to $627,131 and $2,103,825 for the same periods in 1995. The decrease in the 1996 expenses of $198,666 was primarily due to a decrease to Investment Advisory Fees and Fund Administration Fees and Expenses paid by the Fund. The Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Expenses and Independent General Partners' Fees and Expenses.

     The Fund experienced an increase in net assets resulting from operations for the nine months ended September 30, 1996 in the amount of $17,469,967 as compared to a decrease of $13,703,161 for the comparative period in 1995. The increase in net assets for the nine months ended September 30, 1996 is comprised of net investment income of $5,300,394, net realized losses of $25,779,920 offset by a net change in unrealized appreciation of $37,949,493. For the comparable period in 1995, the decrease in net assets was comprised of net investment income of $4,189,562, net realized gains of $4,650,333 offset by a net change in unrealized depreciation of $22,543,056 (see Statements of Operations in the Financial Statements).

     For the three months ended September 30, 1996 and 1995, the Fund incurred Investment Advisory Fees of $249,764 and $338,234, respectively. For the nine months ended September 30, 1996 and 1995, the Fund incurred Investment Advisory Fees of $824,674 and $1,104,449, respectively (as described in Note 6 to the Financial Statements). The decrease in the Investment Advisory Fees is due to a decrease in the Fund's Available Capital on which the Investment Advisory Fee is based, resulting primarily from redemptions of debt obligations held by the Fund (which is a component of Available Capital).

     The Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended September 30, 1996 and 1995 were $229,860 and $237,577 respectively, and for the nine months ended September 30, 1996 and 1995 were $767,058 and $820,415, respectively. The decrease from 1995 to 1996 of $53,357 is primarily due to a decrease in the Fund's Available Capital on which the Fund Administration Fee is based, resulting primarily from redemptions of debt obligations held by the Fund (which is a component of Available Capital). In accordance with the Partnership Agreement, beginning in October 1996, the Fund Administration Fee will change to an annual fee of $300,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Fund.

     Independent General Partners' Fees and Expenses incurred for the three and nine months ended September 30, 1996 and 1995 were $49,636 and $147,971, respectively and $38,000 and $128,469, respectively.

     The Fund incurred Professional Fees of $123,906 and $141,179 for the three and nine months ended September 30, 1996, respectively. Professional Fees incurred for the same periods in 1995 were $7,570 and $37,257, respectively. (See Note 9 to the Financial Statements).

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

     For the nine months ended September 30, 1996, the Fund recorded net unrealized appreciation on Enhanced Yield Investments of $37,949,493 as compared to $22,543,056 of unrealized depreciation for the nine months ended September 30, 1995. The change in unrealized appreciation was primarily the result of unrealized appreciation in Lexmark International Group, Inc., Bank United Corp. and Western Pioneer, Inc., the reversal of unrealized depreciation in U.S. Leather Holdings, Inc., Tulip Holding Corp. and MTI Holdings, Inc. offset by unrealized depreciation in RI Holdings, Inc. and Pergament Home Centers, Inc.

     The following investments have been on non-accrual status as of the respective dates:

    Pergament Home Centers, Inc.
      Floating Rate Demand Note              July 1, 1996
    MTI Holdings, Inc. 12%
      Senior Secured Note                    October 1, 1995
    Western Pioneer, Inc. 10%
      Senior Subordinated Note               November 30, 1994
    RI Holdings, Inc. 16%
      Senior Subordinated Notes              April 25, 1994

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

Realized Gains and Losses on Investments

     During the three and nine months ended September 30, 1996, the Fund recorded net realized losses of $12,705,316 and $25,779,920, respectively, on transactions involving four Enhanced Yield Investments. For the three and nine months ended September 30, 1995, the Fund recorded net realized gains on investments of $4,567,590 and $4,650,333, respectively, on transactions involving three Enhanced Yield Investments (see Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

                           PART II - OTHER INFORMATION

    Items 1 through 4 are herewith omitted as the response to items is either none or not applicable for the September 30, 1996, Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits: Exhibit 27 - Financial Data Schedule for the quarter ending September 30, 1996.

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

(b)  Reports on Form 8-K - None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November, 1996.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated:  November  12, 1996    /s/  James R. Wilson
                              James R. Wilson
                              Title:  President


Dated:  November  12, 1996    /s/  Laura Mah
                              Laura Mah
                              Title:  Vice President and Chief
                                      Accounting Officer

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November, 1996.
                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated:  November  12, 1996
                              James R. Wilson
                              Title:  President


Dated:  November  12, 1996
                              Laura Mah
                              Title:  Vice President and Chief
                                      Accounting Officer