Form 10-K
period 1996-12-31
EQUITABLE CAPITAL PARTNERS L P
filed 1997-03-18
CIK 828847

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K



                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the year ended                   Commission File Number
          December 31, 1996                          1-16531


                        EQUITABLE CAPITAL PARTNERS, L.P.
      (Exact name of registrant as specified in its governing instruments)

              Delaware                               13-3486115
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

Investments

     As set forth in the Partnership Agreement, the Fund's investment period ended on October 12, 1991, three years after the Fund's operations commenced. Thereafter, the Fund is not permitted to acquire new Enhanced Yield Investments, but can make follow-on investments in existing portfolio companies. During the year ended December 31, 1996, the Fund made a follow-on investment in one Managed Company (as defined in the Prospectus) at a total cost of $4,532.

     During the year ended December 31, 1995, the Fund made a follow-on investment in one Managed Company at a total cost of $1,869 and paid $457 in additional consideration to exercise warrants. During the year ended December 31, 1994, the Fund made a follow-on investment in one Managed Company at a total cost of $461.

     As of December 31, 1996, the Fund had a total of 9 Enhanced Yield Investments at a net cost of $74,398,957 (inclusive of the receipt of securities having a capitalized cost of $854,000 received as payment-in-kind interest on certain Enhanced Yield Investments). During 1996, 1995 and 1994, the Fund received $28,181,211, $21,907,154, and $54,858,990, respectively, in principal payments and prepayments relating to certain Enhanced Yield Investments.

       Pending investments in Enhanced Yield Investments, the net proceeds of the public offering were invested in certain temporary investments, consisting principally of commercial paper with maturities of less than sixty days. Currently, proceeds that are not invested in Enhanced Yield Investments or returned to Limited Partners are held in such temporary investments.

       New Investments in 1996

       The Fund's investment period ended on October 12, 1991. Accordingly, the Fund made no new investments in 1996.

       Follow-on Investments in 1996

       In 1996, the Fund made a single follow-on investment as described below:

       RI Holdings, Inc. ("Rowe")

       Rowe  is  engaged  in  the  design,   engineering  and  manufacturing  of
jukeboxes, bill acceptors and currency changers.

       Under the terms of Rowe's senior subordinated notes, the Fund receives common stock at a nominal cost of one cent per share for each interest payment date on which Rowe delivers payment-in-kind securities in lieu of making a cash payment. On May 1, 1996, the Fund acquired 453,189.90 shares of Common Stock of RI Holdings, Inc. for a total cost of $4,532.

       As  of  December  31,  1996,  the  Fund's   investment  in  Rowe  totaled
$14,882,644 which includes senior subordinated PIK notes.

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

     The number of holders of Units as of December 31, 1996 was 17,505. The Managing General Partner holds a general partner interest in the Fund and does not hold any Units. Pursuant to the terms of the Partnership Agreement, the Fund generally makes distributions within 45 days after the end of each calendar quarter of cash income received from investments in excess of expenses of operation, reserves for expenses and certain investments and liabilities. Net cash receipts representing cumulative income and gains are distributed as soon as practicable after the related disposition. Such distributions are allocated among the Managing General Partner, and the Limited Partners, in general, first 99% to the Limited Partners and 1% to the Managing General Partner until the Limited Partners have received a cumulative priority return of 10% noncompounded on an annual basis on their investments in Enhanced Yield Investments, second, 70% to the Limited Partners and 30% to the Managing General Partner until the Managing General Partner has received 20% of all current and prior distributions on such investments and, thereafter, 80% to the Limited Partners and 20% to the Managing General Partner. The Fund's distribution procedures are described in detail in the Prospectus under the caption "Distributions and Allocations"; the information under such caption is incorporated by reference in this Item 5.

     On February 5, 1997, the Independent General Partners approved an aggregate cash distribution of $21,719,699 for the three months ended December 31, 1996, which was paid on February 14, 1997. The amount distributed to Limited Partners was $21,710,127, or $76.28 per Unit (of which $6,651,359 is capital returned from investments during the fourth quarter of 1996), to Limited Partners of record at December 31, 1996. On a per Unit basis, this distribution to Limited Partners includes $49.58 of realized gains, $3.33 of income from operations and $23.37 of return of capital. The Managing General Partner's one percent allocation of $219,294 was reduced by its one percent allocation of realized gains and capital returned from investments during the fourth quarter of 1996, of $209,722 (which is being held as a Deferred Distribution Amount pursuant to the Partnership Agreement), resulting in a net distribution of $9,572.

Item 6. Selection Financial Data


                               For the Years Ended

                             December 31, 1996      December 31, 1995      December 31, 1994  December 31, 1993    December 31, 1992
TOTAL FUND INFORMATION:      -----------------      -----------------      -----------------  -----------------    -----------------
Cash Distributions               $  27,348,085  (a)    $   41,174,256  (c)    $   54,554,528     $   45,172,973      $   22,883,377
Net Assets                         110,839,732            112,353,878            157,930,203        219,924,070         245,894,872
Total Assets                       110,974,943            112,437,110            158,039,361        220,036,182         268,779,984
Outstanding Loan Payable                     -                      -                      -                  -          22,702,377
Net Investment Income                5,918,157              5,215,211              6,924,128         15,218,052          21,588,983
Net Change in Unrealized
  Appreciation (Depreciation)
  on Investments                    31,877,152               2,627,096            (15,853,762)         1,053,093         32,754,922
Net Realized (Losses) Gains
  on Investments                   (12,010,831)            (11,988,596)             1,758,116          3,120,202        (31,104,609)

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Cash Distributions               $       95.83  (a)    $       144.38   (c)     $     191.33       $      157.98       $      79.76


Cumulative Cash Distributions           891.77  (b)            795.94                 651.56              460.23             302.25
Investment Income                        28.80                  27.77                  36.53               70.47             103.31
Expenses                                 (8.22)                 (9.63)                (12.44)             (17.54)            (28.21)
Net Investment Income                    20.59                  18.14                  24.09               52.93              75.10

Net Unrealized Appreciation
 (Depreciation) on Investments          110.88                   9.14                 (55.15)               3.66             113.94


Net Realized (Losses) Gains
  on Investments                        (41.78)                (41.70)                  6.12               10.85            (108.20)
Net Asset Value                         383.53                 390.82                 548.47              764.75             855.28


(a) Includes Return of Capital of $8,128,490 or $28.56 per LP Unit.
(b) Includes Return of Capital of $276.52 per LP Unit.
(c) Includes Return of Capital of $25,324,686 or $88.98 per LP Unit.

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

       Investments

     During the year ended December 31, 1996, the Fund made a follow-on investment in one Managed Company at a total cost of $4,532.

     As of December 31, 1996, the Fund had a total of 9 Enhanced Yield Investments at a net cost of $74,398,957 (inclusive of the receipt of securities having a capitalized cost of $854,000 received as payment-in-kind interest on certain Enhanced Yield Investments).

       Proceeds from Investments

       During the year ended December 31, 1996, the Fund received the following proceeds:

     During the year ended December 31, 1996, the Fund received a total of $709,500 and $187,444 from Western Pioneer, Inc. and U.S. Leather Holdings, Inc., respectively, as principal paydowns of the senior notes held by the Fund. No gain or loss has been recorded on the transactions.

     During the year ended December 31, 1996, the Fund received additional proceeds of $266,713 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investment from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates. These proceeds were recorded and distributed as gains.

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

     On May 8, 1996, the Fund received dividend income of $3,760,524 from Bank United Corp.

     On August 6, 1996, a comprehensive restructuring closed for MTI Holdings, Inc. The Fund recognized a loss of $1,449,097 on this transaction.

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

     On September 30, 1996, the Fund sold 22,977 shares of Ampex Recording Media Corp. Class A Common Stock for $182,953 which resulted in a loss of $1,552 to the Fund. The Fund sold its remaining 22,690 shares of Ampex Recording Media Corp. Class A Common Stock on November 29, 1996,for $182,946 and recognized a gain of $586 on the sale.

     During the fourth quarter of 1996, the Fund sold 775,858 shares of Lexmark International Group, Inc. common stock for $18,057,338 resulting in a gain of $12,884,925 to the Fund.

     On November 6, 1996, the Apollo Radio Holding Co., Inc. common stock and warrants held by the Fund were redeemed. The Fund received proceeds of $1,587,133 which resulted in a realized gain of $1,364,383 to the Fund.

     On December 17, 1996, the Fund sold its American Paper Group, Ltd. 5% Subordinated Notes and common stock for $1,108,132 resulting in no gain or loss to the Fund.

     During the year ended December 31, 1996, the Fund received a total of $131,558 from Pergament Home Centers, Inc., as principal paydowns of the Floating Rate Demand Note held by the Fund. No gain or loss has been recorded on the transactions.

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

Results of Operations

     For the year ended December 31, 1996, the Fund had net investment income of $5,918,157, an increase of $702,946 from the net investment income of $5,215,211 for the year ended December 31, 1995. The Fund had net investment income of $6,924,128 for the same period in 1994. Net investment income is comprised of investment income (primarily interest and dividend income) offset by expenses. The increase in the 1996 net investment income versus the comparative period in 1995 reflects the increase in dividend income partially offset by the decrease in Investment Advisory Fees and Fund Administration Fees and Expenses.

     For the year ended December 31, 1996, the Fund had investment income of $8,279,977, as compared to $7,984,889 for the same period in 1995 and $10,501,426 for the same period in 1994. The increase in 1996 investment income of 3.7% versus 1995 was primarily due to an increase in dividend income partially offset by a decrease in the amount of accrual status debt securities held by the Fund due to the sales and repayments of Enhanced Yield Investments during 1996. (See Note 12 to the Financial Statements). The decrease in the 1995 investment income of 24% versus the comparative period in 1994 was primarily due to a decrease in the amount of accrual status debt securities held by the Fund due to the sales and repayments of Enhanced Yield investments during 1995.

     The Fund incurred expenses of $2,361,820 for the year ended December 31, 1996, as compared to $2,769,678 for the same period in 1995 and $3,577,298 for the same period in 1994. The decrease in the 1996 expenses versus 1995 expenses of $407,858 was primarily due to the decrease in the Investment Advisory Fee and Fund Administration Fees and Expenses. The decrease in the 1995 expenses versus 1994 expenses of $807,620 was primarily due to the decrease in the Investment Advisory Fee and Fund Administration Fees and Expenses.

     The Fund experienced an increase in net assets resulting from operations for the year ended December 31, 1996 in the amount of $25,784,478 as compared to a decrease of $4,146,289 for the same period in 1995. The increase in net assets resulting from operations in 1996 versus 1995 is attributable to an increase in net investment income of $702,946, an increase in unrealized appreciation of $29,250,056 offset by an increase in net realized losses of $22,235 (see Statement of Operations in the Financial Statements). The decrease in net assets resulting from operations in 1995 of $4,146,289 as compared to a decrease in 1994 of $7,171,518 was attributable to a decrease in net investment income of $1,708,917, a decrease in net realized gains of $13,746,712 offset by a change in unrealized appreciation of $18,480,858.

     For the year ended December 31, 1996, the Fund incurred an Investment Advisory Fee of $1,037,447 (as described in Note 6 to the Financial Statements). For the years ended December 31, 1995 and 1994, the Fund incurred Investment Advisory Fees of $1,442,458 and $1,855,152, respectively. The decrease in Investment Advisory Fees is due to a decrease in the Fund's Available Capital on which the Investment Advisory Fee is based, resulting primarily from redemptions of debt obligations held by the Fund (which is a component of Available Capital).

     The Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the years ended December 31, 1996, 1995 and 1994, were $916,209, $1,077,666, and $1,459,516, respectively. The decrease of $161,457 from 1995 to 1996 is due primarily to a decrease in the Fund's Available Capital on which the Fund Administration Fee is based, resulting primarily from redemptions of debt obligations held by the Fund (which is a component of Available Capital). During the years ended December 31, 1996, 1995 and 1994, the Fund incurred a total of $192,068, $173,962 and $473,142, respectively, of administrative expenses consisting primarily of printing, audit and tax return preparation and custodian fees paid for by the Fund Administrator.

     In accordance with the Partnership Agreement, beginning October 13, 1996, the Fund Administration Fee was changed to an annual fee of $300,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Fund.

     For the years ended December 31, 1996, 1995 and 1994, the Fund did not incur any interest or loan fees.

     Independent General Partners' Fees and Expenses incurred for the years ended December 31, 1996, 1995 and 1994 were $192,279, $167,152, and $164,518, respectively. The changes are attributable to fluctuations in legal fees incurred by the Independent General Partners. (See Note 9 to the Financial Statements).

     The Fund incurred professional fees of $183,323, $69,167 and $62,601 for the years ended December 31, 1996, 1995 and 1994, respectively, which were primarily comprised of legal fees reimbursed to Debevoise & Plimpton and Equitable Life for legal services (See Note 9 to the Financial Statements).

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

     For the years ended  December  31,  1996 and 1995,  the Fund  recorded  net unrealized appreciation on Enhanced Yield Investments of $31,877,152 and $2,627,096, respectively. For the year ended December 31, 1994, the Fund recorded net unrealized depreciation on Enhanced Yield Investments of $15,853,762. The change of $29,381,614 from 1995 to 1996, in unrealized appreciation was primarily the result of unrealized appreciation in Bank United Corp., Lexmark International Group, Inc. and Western Pioneer, Inc. and the reversal of unrealized depreciation in Leather U.S., Inc., Tulip Holding Corp., MTI Holdings, Inc. and WB Bottling Corporation, offset by writedowns in RI Holdings, Inc., Pergament Home Centers, Inc., U.S. Leather Holdings, Inc. and Tulip Holding Corp. and the reversal of unrealized appreciation in Lexmark International Group, Inc., American Safety Razor Company and Apollo Radio Holding Co., Inc. (See Note 12 to the Financial Statements).

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

         The following investments have been on non-accrual status as of the respective dates:

         Pergament Home Centers, Inc.
           Floating Rate Demand note                 July 1, 1996
         Western Pioneer, Inc. 10%
           Senior Subordinated Note                  November 30, 1994
         RI Holdings, Inc. 16%
           Senior Subordinated Notes                 April 25, 1994

Realized Gains and Losses on Investments

     For the year ended December 31, 1996, the Fund recorded net realized losses of $12,010,831 on transactions involving 10 Enhanced Yield Investments. (See
Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses). For the years ended December 31, 1995 and 1994, the Fund realized a net loss on investments of $11,988,596 and a net gain of $1,758,116, respectively.

Item 8.  Financial Statements and Supplementary Data

                        EQUITABLE CAPITAL PARTNERS, L.P.


                                TABLE OF CONTENTS


Independent Auditors' Report

Statements of Assets, Liabilities and Partners' Capital as of
     December 31, 1996 and 1995

Statements of Operations
     For the Years Ended December 31, 1996, 1995 and 1994

Statements of Cash Flows
     For the Years Ended December 31, 1996, 1995 and 1994

Statements of Changes in Net Assets
     For the Years Ended December 31, 1996, 1995 and 1994

Statements of Changes in  Partners'  Capital
     For the Years Ended  December  31, 1996, 1995 and 1994

Schedule of Portfolio Investments - December 31, 1996

Supplemental Schedule of Realized Gains and Losses
     For the Year Ended December 31, 1996

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Equitable Capital Partners, L.P.

     We have audited the accompanying statements of assets, liabilities and partners' capital of Equitable Capital Partners, L.P. (the "Fund") as of December 31, 1996 and 1995, including the schedule of portfolio investments, as of December 31, 1996, and the related statements of operations, cash flows, changes in net assets and changes in partners' capital for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Fund's General Partners. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures include confirmation of securities owned as of December 31, 1996, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 1996 and 1995, the results of operations, its cash flows and the changes in its net assets and partners' capital for the respective stated periods, in conformity with generally accepted accounting principles.

     As explained in Note 2, the financial statements of the Fund include securities valued at $44,569,548 and $46,116,681, as of December 31, 1996 and 1995 respectively, representing 40.2 and 41.0 percent of total assets, respectively, whose values have been estimated by the General Partners of the Fund in the absence of readily ascertainable market values. We have reviewed the procedures used by the General Partners in arriving at their estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of realized gains and losses for the year ended December 31, 1996 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Fund's General Partners. Such schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


Deloitte & Touche LLP
New York, New York
February 21, 1997

                        EQUITABLE CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                                                                                For the Years Ended
ASSETS:                                                 Notes         December 31, 1996       December 31, 1995
                                                                      -----------------       -----------------
     Investments                                      2,10,12
        Enhanced Yield Investments at Value-
             Managed Companies
             (amortized cost of $55,159,154 at
             December 31, 1996 and $110,558,741
             at December 31, 1995)                                         $ 52,325,273         $ 83,988,222
             Non-Managed Companies
             (amortized cost of $19,239,803 at
             December 31, 1996 and $4,092,050
             at December 31, 1995)                                           28,618,359            5,330,092
        Temporary Investments
             (at amortized cost )                                            27,105,414           20,356,353

     Cash                                                                        91,206               74,501
     Interest Receivable                                 2,12                   753,608              751,346
     Note Receivable                                      3,4                 1,846,593            1,928,690
     Prepaid Expenses & Other Assets                                            102,932                7,906

TOTAL ASSETS                                                               $110,843,385         $112,437,110
                                                                           ============         ============


LIABILITIES AND PARTNERS' CAPITAL

     Liabilities
        Professional Fees Payable                           9              $     40,107         $     25,484
        Independent General Partners' Fees Payable          8                    24,456               15,273
        Fund Administrative Expenses Payable                7                    58,985               36,617
        Other Accrued Liabilities                                                11,663                5,858
             Total Liabilities                                                  135,211               83,232

     Partners' Capital
        Managing General Partner                          3,4                 1,550,892            1,448,956
        Limited Partners (284,611 Units)                    4               109,157,282          110,904,922
             Total Partners' Capital                                        110,708,174          112,353,878

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                    $110,843,385         $112,437,110
                                                                           ============         ============






               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS

                                                                                     For the Years Ended
                                                            December 31, 1996        December 31, 1995        December 31, 1994
INVESTMENT INCOME- Notes 2,12:                              -----------------        -----------------        -----------------
     Interest                                                $       4,478,309        $       7,936,925       $       9,384,869
     Discount                                                           41,144                   47,964               1,116,557
     Dividend                                                        3,760,524                        -                       -
         TOTAL INVESTMENT INCOME                                     8,279,977                7,984,889              10,501,426

EXPENSES:
     Investment Advisory Fee- Note 6                                 1,037,447                1,442,458               1,855,152
     Fund Administration Fees and Expenses- Note 7                     916,209                1,077,666               1,459,516
     Independent General Partners'
       Fees and Expenses- Note 8                                       192,279                  167,152                 164,518
     Professional Fees - Note 9                                        183,323                   69,167                  62,601
     Insurance Fees                                                      5,256                        -                   2,755
     Valuation Expenses                                                 27,306                   13,235                  32,756
         TOTAL EXPENSES                                              2,361,820                2,769,678               3,577,298

NET INVESTMENT INCOME                                                5,918,157                5,215,211               6,924,128

NET CHANGE IN UNREALIZED APPRECIATION
     (DEPRECIATION) ON INVESTMENTS- Note 12                         31,877,152                2,627,096             (15,853,762)

NET REALIZED (LOSSES) GAINS ON INVESTMENTS- Note 10                (12,010,831)             (11,988,596)              1,758,116

NET INCREASE (DECREASE) IN NET ASSETS
     RESULTING FROM OPERATIONS                               $      25,784,478        $      (4,146,289)      $      (7,171,518)
                                                             =================        =================       =================


               See the Accompanying Notes to Financial Statements

                        EQUITABLE CAPITAL PARTNERS, L.P.
                             STATEMENTS OF CASH FLOW

                                                                                     For the Years Ended
   INCREASE (DECREASE) IN CASH                                December 31, 1996        December 31, 1995         December 31, 1994
   CASH FLOWS FROM OPERATING ACTIVITIES:                      -----------------        -----------------         -----------------
         Interest and Discount Income                         $       7,505,048         $       9,797,734        $     13,169,441
         Fund Administration Fees & Expenses                           (893,841)               (1,092,756)             (1,407,807)
         Investment Advisory Fee                                     (1,037,447)               (1,442,458)             (1,855,152)
         Independent General Partners' Fees and Expenses               (183,096)                 (164,204)               (166,193)
         Valuation Expenses                                             (21,501)                  (25,370)                (47,262)
        (Purchase) Sale of Temporary Investments, Net                (6,016,884)               12,191,972              (9,775,337)
         Purchase of Enhanced Yield Investments                               -                    (1,869)                   (461)
         Proceeds from Sales and Principal Payments of
             Enhanced Yield Investments                              28,181,211                21,907,154              54,858,990
         Professional Fees                                             (168,325)                  (70,815)                (88,469)
         Insurance Fees                                                    (375)                   (7,906)                 (4,343)
             Net Cash Provided by Operating Activities               27,364,790                41,091,482              54,683,407
   CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash Distributions to Partners                             (27,348,085)              (41,174,256)            (54,554,528)
             Net Cash Used in Financing Activities                  (27,348,085)              (41,174,256)            (54,554,528)
   Net Increase (Decrease) in Cash                                       16,705                   (82,774)                128,879
   Cash at the Beginning of the Period                                   74,501                   157,275                  28,396
   Cash at the End of the Period                              $          91,206         $          74,501        $        157,275
                                                              =================         =================        ================

               RECONCILIATION OF NET INCREASE (DECREASE) IN NET ASSETS RESULTING
                  FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

   Net Increase (Decrease) In Net Assets
         Resulting From Operations                            $      25,784,478         $      (4,146,289)       $     (7,171,518)

   Adjustments to Reconcile Net Increase (Decrease) in
         Net Assets Resulting from Operations to Net Cash
         Provided by Operating Activities:
   Decrease in Investments                                           34,175,157                46,085,852              43,333,548
   (Decrease) Increase  in Accrued Interest                            (774,928)                1,812,846               2,667,814
   Increase (Decrease) in Other Accrued Liabilities                       5,805                   (10,370)                (27,118)
   Increase (Decrease) in Fund Administration Expenses Payable           22,368                   (15,090)                 51,707
   Decrease (Increase) in Prepaid Expenses                                5,256                    (7,906)                  2,755
   Net Change in Unrealized (Appreciation)
     Depreciation on Investments                                    (31,877,152)               (2,627,096)             15,853,762
   Increase (Decrease) in Independent General
      Partners' Fees Payable                                              9,183                     1,945                  (1,675)
   Increase (Decrease) in Professional Fees Payable                      14,623                    (2,410)                (25,868)
         Total Adjustments                                            1,580,312                45,237,771              61,854,925
   Net Cash Provided by Operating Activities                   $     27,364,790         $      41,091,482        $     54,683,407
                                                               ================         =================        ================


                          See the Accompanying Notes to Financial Statements.

                                              EQUITABLE CAPITAL PARTNERS, L.P.
                                            STATEMENTS OF CHANGES IN NET ASSETS


                                                                                     For the Years Ended
                                                                December 31, 1996       December 31, 1995        December 31, 1994
FROM OPERATIONS:                                                -----------------       -----------------        -----------------

   Net Increase (Decrease) in Net Assets
        Resulting from Operations                               $      25,784,478       $      (4,146,289)       $     (7,171,518)

   Cash Distributions to Partners                                     (27,348,085)            (41,174,256)            (54,554,528)

   Reduction in Managing General Partners' Contribution                   (82,097)               (255,780)               (267,821)

   Total Decrease                                                      (1,645,704)            (45,576,325)            (61,993,867)

NET ASSETS:

   Beginning of Period                                                112,353,878             157,930,203             219,924,070

   End of Period                                                $     110,708,174       $     112,353,878        $    157,930,203
                                                                =================       =================        ================


                           See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                                                            Managing            Limited
                                                               Notes     General Partner        Partners              Total
                                                              ------     ---------------       ---------            ---------

FOR THE YEAR ENDED DECEMBER 31, 1994

Partners' Capital at January 1, 1994                                        $ 2,267,762        $217,656,308         $219,924,070
Cash Distributions to Partners                                                  (99,905)        (54,454,623)         (54,554,528)
Reduction in Managing General Partners' Contribution               3           (267,821)                  -             (267,821)
Allocation of Net Investment Income                               11             69,241           6,854,887            6,924,128
Allocation of Net Unrealized Depreciation
   on Investments                                                 12           (158,538)        (15,695,224)         (15,853,762)
Allocation of Net Realized Gains on Investments                                  17,581           1,740,535            1,758,116
Partners' Capital at December 31, 1994                                      $ 1,828,320        $156,101,883         $157,930,203
                                                                            ===========        ============         ============

FOR THE YEAR ENDED DECEMBER 31, 1995

Partners' Capital at January 1, 1995                                        $ 1,828,320        $156,101,883         $157,930,203
Cash Distributions to Partners                                                  (82,120)        (41,092,136)         (41,174,256)
Reduction in Managing General Partners' Contribution               3           (255,780)                  -             (255,780)
Allocation of Net Investment Income                               11             52,152           5,163,059            5,215,211
Allocation of Net Unrealized Appreciation
   on Investments                                                 12             26,271           2,600,825            2,627,096
Allocation of Net Realized Losses on Investments                               (119,887)        (11,868,709)         (11,988,596)
Partners' Capital at December 31, 1995                                      $ 1,448,956        $110,904,922         $112,353,878
                                                                            ===========        ============         ============

FOR THE YEAR ENDED DECEMBER 31, 1996

Partners' Capital at January 1, 1996                                        $ 1,448,956        $110,904,922         $112,353,878
Cash Distributions to Partners                                                  (73,813)        (27,274,272)         (27,348,085)
Reduction in Managing General Partners' Contribution               3            (82,097)                  -              (82,097)
Allocation of Net Investment Income                               11             59,182           5,858,975            5,918,157
Allocation of Net Unrealized Appreciation
   on Investments                                                 12            318,772          31,558,380           31,877,152
Allocation of Net Realized Losses on Investments                               (120,108)        (11,890,723)         (12,010,831)
Partners' Capital at December 31, 1996                                      $ 1,550,892        $109,157,282         $110,708,174
                                                                            ===========        ============         ============




                           See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1996


   PRINCIPAL                                                    INVESTMENT   INVESTMENT     AMORTIZED     VALUE         % OF TOTAL
 AMOUNT/SHARES                  INVESTMENT                         DATE         COST          COST       (NOTE 2)       INVESTMENTS
---------------  --------------------------------------------   -----------  ----------    ----------    ---------     -------------

                    ENHANCED YIELD INVESTMENTS
                    MANAGED COMPANIES

                    CONSUMER PRODUCTS MANUFACTURING

                    LEXMARK INTERNATIONAL GROUP, INC. - NOTE 10
  $     19,667,348  Lexmark International, Inc.,
                     Sr. Sub. Nts. 14.25% due 03/31/01*              03/27/91    $19,667,348   $ 19,667,348  $  19,667,348
     551,618 Shares Lexmark International Group, Inc.,
                     Class B Common Stock (c)                        03/27/91      3,677,430      3,677,430     15,238,449
                                                                                 -----------   ------------  -------------
                                                                                  23,344,778     23,344,778     34,905,797    32.30
                                                                                 -----------   ------------  -----------------------
                    MISCELLANEOUS MANUFACTURING

                    QUANTEGY ACQUISITION CORP. - NOTES 10, 12
                    (FORMERLY AMPEX RECORDING MEDIA CORP.)
        162 Shares  Quantegy Acquisition Corp., Common Stock          11/13/95     3,464,732     3,464,732     3,464,732
                                                                                ------------    ----------   -----------
                                                                                   3,464,732     3,464,732     3,464,732       3.21
                                                                                ------------    ----------   -----------------------

                    RI HOLDINGS, INC. - NOTE 12
  $     26,338,272  RI Holdings, Inc.,
                     Sr. Sub. Nts. 16% due 08/31/01*(a)(b)            04/25/94    11,824,318    11,824,318       487,744
     304,934 Shares RI Holdings, Inc., Common Stock**                 09/01/89     3,049,340     3,049,340             0
  212,407.91 Shares RI Holdings, Inc., Common Stock**                  various         2,124         2,124             0
    46,062.5 Shares RI Holdings, Inc., Common Stock**                 04/25/94           461           461             0
  186,879.68 Shares RI Holdings, Inc., Common Stock**                 05/09/95         1,869         1,869             0
  453,189.90 Shares RI Holdings, Inc., Common Stock**                 05/01/96         4,532         4,532             0
                                                                                ------------   -----------   -----------
                                                                                  14,882,644    14,882,644       487,744       0.45
                                                                                ------------   -----------   -----------------------

                    LEATHER AND LEATHER PRODUCTS

                    LEATHER U.S., INC. - NOTE 12
                    (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
      795.00 Shares Leather U.S., Inc., Common Stock                  04/09/96     9,342,000     9,342,000     9,342,000
                                                                                ------------   -----------   -----------
                                                                                   9,342,000     9,342,000     9,342,000       8.65
                                                                                ------------   -----------   -----------------------

                    MISCELLANEOUS RETAIL

                    R&S/STRAUSS, INC.
                    (FORMERLY WSR ACQUISITION CORPORATION)
  $      1,815,000  R&S/Strauss, Inc., Sr. Sub. Nt. 15% due 05/31/00* 06/13/90     1,815,000     1,815,000     1,815,000
  $      2,310,000  R&S/Strauss, Inc., Sr. Sub. Nt. 15% due 05/31/00* 06/13/90     2,310,000     2,310,000     2,310,000
                                                                                 -----------  ------------   -----------
                                                                                   4,125,000     4,125,000     4,125,000       3.82
                                                                                 -----------  ------------   -----------------------




                    TOTAL INVESTMENT IN  MANAGED  COMPANIES                     $ 55,159,154  $ 55,159,154   $52,325,273      48.43%
                    ---------------------------------------                     ------------  ------------   -----------------------

                             See the Accompanying Notes to Financial Statements.

                                               EQUITABLE CAPITAL PARTNERS, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      DECEMBER 31, 1996
                                                         (CONTINUED)

  PRINCIPAL                                                           INVESTMENT    INVESTMENT    AMORTIZED    VALUE   % OF TOTAL
 AMOUNT/SHARES                       INVESTMENT                         DATE           COST         COST      (NOTE 2) INVESTMENTS
---------------  ---------------------------------------------------- ------------ --------------- ----------- --------- -----------

                    NON-MANAGED COMPANIES

                    DISTRIBUTION SERVICES

                    WESTERN PIONEER, INC.-NOTES 10, 12
  $      9,460,000  Western Pioneer, Inc.,
                      Sr. Sub. Nts. 10% due 11/30/07*(b)              11/30/94   $ 1,219,460  $  1,219,460   $  4,730,000
   162,161 Warrants Western Pioneer, Inc.,
                     Common Stock Purchase Warrants **                11/30/94             0             0              0
                                                                                 -----------  ------------   ------------
                                                                                   1,219,460     1,219,460      4,730,000      4.38
                                                                                 -----------  ------------   ----------------------

                   HEALTH SERVICES

                    MTI HOLDINGS, INC. - NOTES 10,12
  $        220,102  MTI Holdings, Inc.,
                     Sr. Sec. Nt. 12% due 07/01/03*                   08/06/96       220,102       220,102        220,102
   15,772 Shares    MTI Holdings, Inc., Common Stock**                08/06/96       236,580       236,580        236,580
    4,397 Warrants  MTI Holdings, Inc., Common Stock
                     Purchase Warrants                                08/06/96             0             0              0
                                                                                   ---------    ----------     ----------
                                                                                     456,682       456,682        456,682      0.42
                                                                                   ---------    ----------     --------------------

                    MISCELLANEOUS RETAIL

                    PERGAMENT HOME CENTERS, INC.- NOTE 12
  $      3,236,800  Pergament Acq. Corp., Home Centers, Inc.
                     Floating Rate Demand Note due 07/31/00* (b)      10/18/91     3,105,242     3,105,242      2,296,042
     380.80 Shares  Pergament Holding, Corp., Common Stock Class B ** 02/28/89     8,568,000     8,568,000              0
    139.0545 Shares Pergament Holding, Corp., Common Stock Class C ** 02/28/89             0             0              0
                                                                                 -----------   -----------    -----------
                                                                                  11,673,242    11,673,242      2,296,042      2.12
                                                                                 -----------   -----------    ---------------------

                    BANKING AND FINANCE

                    BANK UNITED CORP. - NOTES 10,12
                    (FORMERLY USAT HOLDINGS INC.)
     877,908 Shares  Bank United Corp., Class A Common Stock (c)     01/05/90 &
                                                                     12/19/91      5,890,419     5,890,419     21,135,635
                                                                                 -----------   -----------    -----------
                                                                                   5,890,419     5,890,419     21,135,635     19.56
                                                                                 -----------   -----------    ---------------------


                    TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                   $19,239,803   $19,239,803    $28,618,359     26.48%
                    ------------------------------------------                   -----------   -----------    ---------------------


                    TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS               $74,398,957   $74,398,957    $80,943,632     74.91%
                    ----------------------------------------------               -----------   -----------    ---------------------



                             See the Accompanying Notes to Financial Statements.

                                               EQUITABLE CAPITAL PARTNERS, L.P.
                                              SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      DECEMBER 31, 1996
                                                         (CONCLUDED)
   PRINCIPAL                                                        INVESTMENT    INVESTMENT    AMORTIZED     VALUE     % OF TOTAL
 AMOUNT/SHARES                        INVESTMENT                       DATE          COST          COST      (NOTE 2)   INVESTMENTS
--------------  -------------------------------------------------- ------------ --------------- ---------- ---------- --------------

                   TEMPORARY INVESTMENTS

                   COMMERCIAL PAPER

$      2,000,000   ASCC Commercial Paper, 5.34% due 2/27/97          12/03/96   $   1,974,487  $  1,983,090   $  1,983,090
$      4,600,000   ASCC Commercial Paper, 5.33% due 3/18/97          12/11/96       4,533,938     4,548,240      4,548,240
$      5,600,000   Old Line Funding, 5.50% due 2/27/97               12/18/96       5,539,255     5,551,233      5,551,233
$      3,400,000   Barton Capital Corp., 5.20% due 2/14/97           12/19/96       3,370,284     3,377,061      3,377,061
$      3,300,000   Receivable Capital Corp., 5.60% due 2/21/97       12/26/96       3,270,740     3,273,820      3,273,820
$        900,000   Jefferson Smurfit, 5.46% due 3/18/97              12/30/96         889,353       889,626        889,626
$      7,500,000   Triple A Funding, 5.65% due 1/16/97               12/31/96       7,481,167     7,482,344      7,482,344
                                                                                -------------  ------------   ------------
                   TOTAL INVESTMENT IN COMMERCIAL PAPER                         $  27,059,224  $ 27,105,414   $ 27,105,414    25.09
                                                                                -------------  ------------   ---------------------


                   TOTAL TEMPORARY INVESTMENTS                                  $  27,059,224  $ 27,105,414   $ 27,105,414    25.09
                                                                                -------------  ------------   ---------------------

                   TOTAL INVESTMENT PORTFOLIO                                   $ 101,458,181  $101,504,371   $108,049,046   100.00%
                                                                                =============  ============   =====================


                   SUMMARY OF INVESTMENTS
                   Subordinated Notes                                           $  40,161,470  $ 40,161,470   $ 31,526,236    29.18
                   Common Stock and Warrants                                       34,237,487    34,237,487     49,417,396    45.73
                   Temporary Investments                                           27,059,224    27,105,414     27,105,414    25.09
                                                                                -------------  ------------   ---------------------
                                                                                $ 101,458,181  $101,504,371   $108,049,046   100.00%
                                                                                =============  ============   =====================

                   *  Restricted Security
                  **  Restricted Non-income Producing Security
                  (a) Includes receipt of payment-in-kind securities.
                  (b) Non-accrual investment status.
                  (c) Publicly traded class of securities.

                             See the Accompanying Notes to Financial Statements.

                              EQUITABLE CAPITAL PARTNERS, L.P.
                      SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                            FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                       PAR VALUE OR
                                                      DATE OF            NUMBER OF     AMORTIZED       NET              REALIZED
SECURITY                                            TRANSACTION           SHARES         COST        PROCEEDS          GAIN (LOSS)
                                                    -----------        ------------    ---------   -----------        ------------
Polaris Pool Systems, Inc.
   Common Stock                                       1/22/96                  -     $         -   $   177,185  (A)   $    177,185

ASR Acquisition Corp.
   Common Stock                                       various            219,745          34,561     2,045,112           2,010,551
Total Net Realized Gains for the
 Three Months Ended March 31, 1996                                                   $    34,561   $ 2,222,297        $  2,187,736
                                                                                     ===========   ===========        ============

Polaris Pool Systems, Inc.
   Common Stock                                       6/03/96                  -               -        85,169  (A)         85,169

U.S. Leather Holdings, Inc.
   15% Sr. Sub. Deb. *                                4/09/96        $18,684,000      21,875,262     9,342,000  (B)    (12,533,262)
   8% Sr. Sub. Pref. Stock                            4/09/96           3,800.89       2,576,000             -          (2,576,000)
   Jr. Sub. Pref. Stock                               4/09/96            191,504               -             -                   -
   Warrants                                           4/09/96            191,504         238,247             -            (238,247)
Total Net Realized Losses for the
  Three Months Ended June 30, 1996                                                   $24,689,509   $ 9,427,169        $(15,262,340)
                                                                                     ===========   ===========        ============

MTI Holdings, Inc.
   5% Sr. Sec. Note                                   8/06/96        $   915,779         915,779       220,102  (B)       (695,677)
   Common Stock                                       8/06/96             43,436         990,000       236,580  (B)       (753,420)

Bank United Corp.
   Common Stock                                       8/14/96            207,492       1,338,639     3,911,224           2,572,585

Tulip Holding Corp.
   14.5% Sub. Note                                    9/12/96        $ 8,530,073       8,514,414         5,687          (8,508,727)
   16.5% Sub. Note                                    9/12/96        $ 2,446,735       2,446,735             -          (2,446,735)
   15% Exch. Preferred Stock                          9/12/96          2,843.362       2,843,362             -          (2,843,362)
   Common Stock                                       9/12/96            153,104          30,636             -             (30,636)

Ampex Recording Media Corp.
   Common Stock                                       9/30/96             22,977         184,505       182,953              (1,552)
Total Net Realized Losses for the
  Three Months Ended September 30, 1996                                              $17,264,070   $ 4,556,546        $(12,707,524)
                                                                                     ===========   ===========        ============

Lexmark International Group, Inc.
   Common Stock                                       various            775,858       5,172,413    18,057,338          12,884,925

Polaris Pool Systems, Inc.
   Common Stock                                      10/28/96                  -               -         4,359 (A)           4,359

Apollo Radio Holding Co., Inc.
   Common Stock                                      11/06/96             107.25         222,750     1,587,133           1,364,383
   Warrants                                          11/06/96            17.8749               -             -                   -

Ampex Recording Media Corp.
   Common Stock                                      11/29/96             22,690         182,360       182,946                 586

American Paper Group, Ltd.
   5% Sub. Note                                      12/17/96        $ 1,209,417         943,345       943,345                   -
   Common Stock                                      12/17/96              2,021         136,903       136,903                   -

WB Bottling Corporation
   Preferred Stock                                   12/31/96              3,135         313,500             -            (313,500)
   Common Stock                                      12/31/96             41,663         169,456             -            (169,456)

Total Net Realized Gains for the
  Three Months Ended December 31, 1996                                               $ 7,140,727   $20,912,024        $ 13,771,297
                                                                                     ===========   ===========        ============

Total Net Realized Losses for the
   Year Ended December 31, 1996                                                      $49,128,867   $37,118,036        $(12,010,831)
                                                                                     ===========   ===========        ============



(A) Proceeds represent a distribution to the Fund from the escrow account.
(B) Proceeds represent fair value of exchange.
 *  Includes Payment In Kind Notes.


                             See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



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

       On July 22, 1993, Equitable Capital Management Corporation ("Equitable Capital"), formerly the Managing General Partner and investment adviser of the Fund, transferred substantially all of the assets comprising Equitable Capital's business to Alliance Capital Management L.P. ("Alliance Capital") and its wholly-owned subsidiary, Alliance Corporate Finance Group Incorporated ("Alliance Corporate"). In connection with such transaction, the limited partners (the "Limited Partners") of the Funds voted to approve a new investment advisory agreement between the Funds and Alliance Corporate and also voted to admit Alliance Corporate as Managing General Partner of the Funds to succeed Equitable Capital. Accordingly, on July 22, 1993, the closing date of the transaction described above, (i) Alliance Corporate was admitted as the successor Managing General Partner of the Funds, (ii) Equitable Capital withdrew from the Funds as Managing General Partner and assigned all of its interest as General Partner to Alliance Corporate and (iii) Alliance Corporate succeeded Equitable Capital as the investment adviser to the Fund pursuant to a new investment advisory agreement. Alliance Corporate (the "Investment Adviser") is a registered investment adviser under the Investment Advisers Act of 1940.

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

       Valuation of Investments

     Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Fund. The total value of securities without a readily ascertainable market value is $44,569,548 and $46,116,681, as of December 31, 1996 and 1995, respectively, representing 40.2% and 41.0% of total assets, respectively. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Fund's portfolio and make recommendations regarding the value of the Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

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

       Income Taxes

       As discussed in Note 13, no provision for income taxes has been made since all income and losses are allocated to the Fund's partners ("Partners") for inclusion in their respective tax returns.

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

3.     Note Receivable

     On July 22, 1993, pursuant to the terms of the Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Fund, has contributed a non-interest bearing promissory note (the "Note") to the Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as such Limited Partners receive distributions representing additional returns of capital. Such distributions received for the year ended December 31, 1996 resulted in a $82,097 reduction of the principal amount of the Note. The promissory note of Equitable Capital was canceled upon the contribution of Alliance Corporate's Note.

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

     The Investment Advisory Fee is calculated and paid quarterly in advance. The Investment Advisory Fees paid by the Fund for the years ended December 31, 1996, 1995 and 1994 were $1,037,447, $1,442,458, and $1,855,152, respectively.
The decrease from 1995 to 1996 in the Investment Advisory Fee is due primarily to the return of capital distributed to Limited Partners, which reduced the Fund's Available Capital, on which the Investment Advisory Fee is based.

7.     Fund Administration Fees and Expenses

     As compensation for its services during the fourth through seventh year of operation of the Funds, ML Fund Administrators, Inc. ("MLFAI"), as the Fund administrator, is entitled to receive from the Funds an annual amount equal to the greater of the (i) Minimum Fee and (ii) the Funds' prorated proportion (based on the number of Units issued by the Funds) of 0.45% of the excess of the aggregate net offering proceeds of the Units issued by the Funds over 50% of the aggregate amount of capital reductions of the Funds (subject to an annual maximum of $3.2 million). The Minimum Fee is 1% of the gross offering price of Units in the Funds, but not greater than $500,000. The Fund Administration Fee is calculated and paid quarterly in advance. The Fund Administration Fees paid by the Fund for the years ended December 31, 1996, 1995 and 1994, were $724,141, $903,704, and $986,374, respectively.

     In addition to the Fund Administration Fee, MLFAI is entitled to receive reimbursement for a portion of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the years ended December 31, 1996 and 1995, the Fund incurred Administrative Expenses of $192,068 and $173,962 respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Retirement Fund.

8.     Independent General Partners' Fees and Expenses

       As compensation for their services, each Independent General Partner is entitled to a $30,000 annual fee (payable quarterly) from the Fund in addition to $500 for each meeting attended plus reimbursement for any out-of-pocket expenses. In accordance with the Fund's Partnership Agreement, the amount of such fee is reviewed annually by the Independent General Partners.

     For the years ended December 31, 1996, 1995 and 1994, the Fund incurred $192,279, $167,152, and $164,518, respectively, of Independent General Partners' Fees and Expenses.

9.   Related Party Transactions

     For the years ended December 31, 1996, 1995 and 1994, the Fund paid expenses of $76,426, $44,530, and $87,221, respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Fund's Enhanced Yield Investments. The Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

     During the year ended December 31, 1996, the Fund received a total of $709,500 and $187,444 from Western Pioneer, Inc. and U.S. Leather Holdings, Inc., respectively, as principal pay downs of the senior notes held by the Fund. No gain or loss has been recorded on the transactions.

     During the year ended December 31, 1996, the Fund received additional proceeds of $266,713 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investment from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates. These proceeds were recorded and distributed as gains.

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

     On May 8, 1996, the Fund received dividend income of $3,760,524 from Bank United Corp.

     On August 6, 1996, a comprehensive restructuring closed for MTI Holdings, Inc. The Fund recognized a loss of $1,449,097 on this transaction.

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

     On September 30, 1996, the Fund sold 22,977 shares of Ampex Recording Media Corp. Class A Common Stock for $182,953 which resulted in a loss of $1,552 to the Fund. The Fund sold its remaining 22,690 shares of Ampex Recording Media Corp. Class A Common Stock on November 29, 1996, for $182,946 and recognized a gain of $586 on the sale.

     During the fourth quarter of 1996, the Fund sold 775,858 shares of Lexmark International Group, Inc. common stock for $18,057,338 resulting in a gain of $12,884,925 to the Fund.

     On November 6, 1996, the Apollo Radio Holding Co., Inc. common stock and warrants held by the Fund were redeemed. The Fund received proceeds of $1,587,133 which resulted in a realized gain of $1,364,383 to the Fund.

     On December 17, 1996, the Fund sold its American Paper Group, Ltd. 5% Subordinated Notes and common stock for $1,108,132 resulting in no gain or loss to the Fund.

     During the year ended December 31, 1996, the Fund received a total of $131,558 from Pergament Home Centers, Inc., as principal pay downs of the Floating Rate Demand Note held by the Fund. No gain or loss has been recorded on the transactions.

     As of December 31, 1996, the Fund had investments in 5 Managed Companies (a Managed Company is one to which the Fund, the Managing General Partner or other persons in the Fund's investor group makes significant managerial assistance available) and 4 Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $74,398,957 (including $854,000 capitalized cost of payment-in-kind securities), consisting of $40,161,470 in senior notes and subordinated notes and $34,237,487 in common stock and purchase warrants.

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

       For the year ended December 31, 1996, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12.    Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     For the year ended December 31, 1996, the Fund recorded net unrealized appreciation on Enhanced Yield Investments of $31,877,152. Such appreciation was the result of adjustments in value made with respect to the following investments during 1996:

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

     Due to the sale of 775,858 shares of Lexmark International Group, Inc. common stock during the fourth quarter 1996, the Fund reversed $6,636,463 of unrealized appreciation. Due to an increase in the quoted market price of Lexmark International Group, Inc. common stock, the Fund recorded total unrealized appreciation of $2,571,985 at September 30, 1996. The equity was valued at 100% of the closing market price at September 30, 1996 as compared to 90% at March 31, 1996, resulting in unrealized appreciation of $2,671,546 to the Fund.

     On November 29, 1996, the Fund reversed a total of $39,413 of unrealized depreciation due to the sale of the remaining 22,690 shares of Ampex Recording Media Corp. Class A Common Stock. Due to a decrease in the quoted market price of the Ampex Recording Media Corp. Class A Common Stock, the Fund recorded total unrealized depreciation of $22,690 at September 30, 1996. Also, due to the sale of common stock on September 30, 1996, $16,773 of unrealized depreciation was reversed. Due to an increase in the quoted market price of the Ampex Recording Media Corp. Class A Common Stock Warrants, the Fund recorded total unrealized appreciation of $150,701 at June 30, 1996. The equity was valued at 80% of the closing market price at September 30, 1996, due to contractual restrictions on resale.

     On November 6, 1996, the Fund reversed a total of $1,439,717 of unrealized appreciation in Apollo Radio Holding Co., Inc. due to the redemption of the common stock and warrants held by the Fund. On March 31, 1996, Apollo Radio common stock was written up, pending a cash distribution expected in the second half of 1996, resulting in unrealized appreciation of $449,717 to the Fund.

     Due to the sale of the Class B Common Stock investment in ASR Acquisition Corp. in March 1996, the Fund reversed the unrealized appreciation recorded of $1,695,930.

     On August 6, 1996, the Fund reversed a total of $1,447,889 of unrealized depreciation in MTI Holdings, Inc. due to a restructuring.

     Due to the sale of the Tulip Holding Corporation 14.5% Subordinated Notes on September 12, 1996, the Fund reversed the unrealized depreciation recorded of $8,516,679. The Fund also reversed $5,320,733 of unrealized depreciation for the 16.5% Subordinated Notes, 15% Exchangeable Preferred Stock and Class A Common Stock which were deemed worthless as of September 30, 1996. On June 30, 1996, Tulip Holding Corporation subordinated notes were written down from 5% of par to zero, resulting in unrealized depreciation of $426,504 to the Fund.

     On September 30, 1996, the Western Pioneer, Inc. senior subordinated note was written up to 50% of the original par value, resulting in unrealized appreciation of $3,510,540 to the Fund.

     Due to an increase in the quoted market price of Bank United Corp. common stock, the Fund recorded total unrealized appreciation of $1,481,470 at December 31, 1996. Due to an increase in the quoted market price of Bank United Corp. common stock, the Fund recorded total unrealized appreciation of $13,763,746 at September 30, 1996. The equity was valued at 90% of the closing market price at December 31, 1996, due to contractual restrictions on resale.

     On December 31, 1996, the Fund's preferred stock and common stock investments in WB Bottling Corporation were rendered worthless. As a result, the Fund reversed a total of $482,956 of unrealized depreciation.

     For the years ended December 31, 1995 and 1994, the Fund recorded net unrealized appreciation of $2,627,096 and net unrealized depreciation of $15,853,762, respectively.

         The following investments have been on non-accrual status as of the respective dates:

         Pergament Home Centers, Inc.
           Floating Rate Demand Note                 July 1, 1996
         Western Pioneer, Inc. 10%
           Senior Subordinated Note                  November 30, 1994
         RI Holdings, Inc. 16%
           Senior Subordinated Notes                 April 25, 1994

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

     Pursuant to Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Fund is required to disclose any difference between the tax basis of the Fund's assets and liabilities versus the amounts reported in the Financial Statements. Generally, the tax basis of the Fund's assets approximate the amortized cost amounts reported in the Financial Statements. This amount is computed annually and as of December 31, 1996, the tax basis of the Fund's assets was greater than the amounts reported in the Financial Statements by $30,331,565. This difference is primarily attributable to unrealized depreciation on investments which has not been recognized for tax purposes. Additionally, certain realized gains and losses due to restructuring were treated differently for tax purposes, but not for financial reporting purposes.

14.  Subsequent Distributions

     On February 5, 1997, the Independent General Partners approved an aggregate cash distribution of $21,719,699 for the three months ended December 31, 1996, which was paid on February 14, 1997. The amount distributed to Limited Partners was $21,710,127, or $76.28 per Unit (of which $6,651,359 is capital returned from investments during the fourth quarter of 1996), to Limited Partners of record at December 31, 1996. On a per Unit basis, this distribution to Limited Partners includes $49.58 of realized gains, $3.33 of income from operations and $23.37 of return of capital. The Managing General Partner's one percent allocation of $219,294 was reduced by its one percent allocation of realized gains and capital returned from investments during the fourth quarter of 1996, of $209,722 (which is being held as a Deferred Distribution Amount pursuant to the Partnership Agreement), resulting in a net distribution of $9,572.

15.  Subsequent Events

     In January 1997, the Fund sold 30,002 shares of Lexmark International Group, Inc. at an average price of $25.74 per share and generated $772,125 of net proceeds, which includes realized gains of $572,111.

     Certain shareholders of Bank United Corp. participated in a secondary offering of approximately 4.1 million shares of its common stock (which includes the underwriters' over-allotment option) in February 1997. The Fund sold an aggregate of 779,543 shares at a net price of $27.98 per share. The Fund received total net proceeds of $21,811,613.14 and realized gains of $16,581,184.92. The Fund still holds 98,365 shares of Bank United Corp., representing approximately 11% of its original shareholdings. The shares of Bank United Corp. are traded on the NASDAQ under the ticker symbol "BNKU".

     On February 21, 1997, the Fund received a prepayment notice from Lexmark International Inc. stating that it will prepay its outstanding $19,667,348 of Senior Subordinated Notes held by the Fund, together with accrued interest and a contractual prepayment premium, on March 24, 1997. The amount of the prepayment premium will be a function of interest rate levels just prior to the time of prepayment.

     Total proceeds received by the Fund from these transactions are expected to be distributed to the Limited Partners as part of the regular quarterly cash distribution to be made in May 1997.

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

     Mr. Lear, age 79, has been an Executive-in-Residence and Visiting Professor at the Columbia University Graduate School of Business since 1977. He is also a director of Cambrex Corp. and the Korea Fund (a closed-end investment fund). Mr. Lear is a trustee of the Scudder Institutional Funds (mutual funds) and a member of the advisory board of the Welsh, Carson, Anderson, Stowe Venture Capital Funds.

     Mr. Shapiro, age 62, is the President of RFS & Associates, Inc. (consultants and investments). From 1986 to 1987 he was the Co-Chairman of Wertheim Schroeder & Co. Inc. (investment bankers) and from 1974 to 1986 he was the President of its predecessor, Wertheim & Co. Inc. Mr. Shapiro is a director of TJX Companies, Inc. (specialty retailing), a director of American Building Companies and the Burnham Fund Inc. (mutual fund). Mr. Shapiro was Chairman of the Securities Industry Association in 1985.

     Mr. Marshall, age 75, is Senior Fellow of the Nelson A. Rockefeller Institute of Government. He is also President of Alton G. Marshall Associates, Inc. (real estate consultants). He was Chairman and Chief Executive Officer of Lincoln Savings Bank from 1984 to 1991. He is also a Director of New York State Electric and Gas Corporation. He is a Trustee of EQK Realty Investors I and EQK Green Acres (real estate investors), and a Trustee of The Hudson River Trust, which is a mutual fund receiving investment advice from Alliance Capital.

     Dr. Sharwell, age 76, served as the President of Pace University from 1984 to 1990, after retiring in 1984 as Senior Vice President of AT&T. He is also a director of USLife Corporation, American Biogenetic Sciences, Inc. and United States Life Insurance Company.

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

James R. Wilson              President

William Gobbo, Jr.           Senior Vice President

James D. Neidhart            Senior Vice President

Laura Mah                    Vice President and Chief Accounting Officer


       James R. Wilson, age 50, is the President of Alliance Corporate and is in charge of Alliance Corporate's Finance Department. He has specialized in private placement investment management for over 20 years. He joined Equitable Life in 1970. From 1975 to 1978, he was in charge of the Private Placement Department's Atlanta regional office, responsible for making direct placement loans to middle market companies. He then returned to the home office to supervise the credit review and approval procedures of all six regional offices. In 1980, Mr. Wilson joined the Investment Recovery Division of Equitable Capital Management Corporation and subsequently became its head. During his tenure in investment recovery, he was instrumental in a number of major restructurings and recapitalizations of troubled companies and served as chairman of several creditors' committees. Mr. Wilson was elected senior vice president and deputy head of Equitable Capital's Corporate Finance Department in 1985, and in 1991 he became executive vice president and head of the Corporate Finance Department. He was named President of Alliance Corporate Finance Group in 1993 in connection with the Alliance Capital/Equitable Capital merger. Mr. Wilson has served on several corporate Boards and presently is a director of US Leather, Inc. He is active in private placement industry events, has been a speaker at many industry conferences on leveraged buyouts and mezzanine finance and served as Chairman of the annual Private Placement Conference in 1994. Mr. Wilson is a graduate of Denison University and holds an MBA from the University of Pittsburgh.

     Mr. William Gobbo, Jr., age 52, is a Senior Vice President of Alliance Corporate. Mr. Gobbo joined Alliance Corporate through the combination with Equitable Capital. Mr. Gobbo joined Equitable Life in 1967 as an economist in the office of Equitable's Chief Economist. He joined the Private Placement Department in 1976 and in 1984 became head of an investment group that was responsible for the Department's lending activities involving financial institutions and heavy industrial companies.

       Mr. James D. Neidhart, age 52, is a Senior Vice President of Alliance Corporate. He is head of the Investment Recovery Division of Alliance Corporate responsible for the management of public and private investments in companies that have encountered troubled financial situations. He has been actively involved in over 20-25 restructurings, playing in most a leadership role including chairmanship of committees critical to the restructuring process. Mr. Neidhart, who joined Alliance Corporate through the combination with Equitable Capital, had been employed by Equitable Capital in its workout group since 1986. Prior to that, he had nine years of experience in private placement investments and workout transactions with the Prudential Insurance Company of America, three years of commercial lending experience with Harris Trust and Savings Bank and served six years as an Officer in the U.S. Air Force.

     Mrs. Laura Mah, age 41, is a Vice President of Alliance Capital and co-manages the Insurance Services Group. She is responsible for accounting and reporting for assets managed by Alliance Capital for insurance clients, including mutual funds, partnerships, general, separate and advisory accounts. Mrs. Mah joined Alliance Capital through the combination with Equitable Capital. Prior to that, she was an Assistant Vice President with Shearson Lehman Hutton for five years. She is a Certified Public Accountant.

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

Item 11.      Executive Compensation

     The information with respect to compensation of the Independent General Partners set forth under the caption "Management Arrangements -- The Independent General Partners" in the Prospectus is incorporated by reference into this Item
11. The Fund paid Mr. Lear $36,890, Mr. Shapiro $36,250, Mr. Marshall $36,935 and Dr. Sharwell $35,500 in fees with respect to their services as Independent General Partners in 1996.

     The information with respect to the "Fund Administration Fee and Expenses" payable to the Managing General Partner and the Administrator set forth under the caption "Management Arrangements -- The Managing General Partner" in the Prospectus is incorporated by reference into this Item 11. The Fund paid $893,841 to the Administrator, through the Managing General Partner in 1996.

     The information with respect to the "Investment Advisory Fee" payable to Alliance Corporate (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements -- Description of Investment Advisory Agreements" in the Prospectus is incorporated by reference into this
Item 11. The Fund paid Alliance Corporate $1,037,447 with respect to the Investment Advisory Fees for 1996. The Managing General Partner's 1% allocation of net investment income from Temporary Investments, which in 1996 amounted to $280, is credited against the Investment Advisory Fees, as required by the Partnership Agreement.

     Alliance   Corporate,   as  Managing  General  Partner,   received  $73,812
representing distributions of net investment income in 1996.

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


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 1997.

                                  EQUITABLE CAPITAL PARTNERS, L.P.

                             By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,

Dated: March 18, 1997             -------------------------------
                                  James R. Wilson
                                  Title:  President


Dated: March 18, 1997             --------------------------------
                                  Laura Mah
                                  Title:  Vice President and Chief
                                          Accounting Officer

       Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 18th day of March, 1997.

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

________________________            President and Director of
James R. Wilson                     Alliance Corporate

________________________
Dave H. Williams                    Director of Alliance Corporate

________________________
Bruce W. Calvert                    Director of Alliance Corporate

________________________
John D. Carifa                      Director of Alliance Corporate

________________________
Frank Savage                        Director of Alliance Corporate

________________________            Co-Chairman, Co-Chief Executive Officer
Mark Arnold                         and Director of Alliance Corporate

________________________            Co-Chairman, Co-Chief Executive Officer
Alastair Tedford                    and Director of Alliance Corporate

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 1997.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                              By: Alliance Corporate Finance Group Incorporated,
                                  as Managing General Partner,

Dated: March 18, 1997                /s/  James R. Wilson
                                     -----------------------------
                                     James R. Wilson
                                     Title:  President

Dated: March 18, 1997                /s/  Laura Mah
                                     ----------------------------
                                     Laura Mah
                                     Title:  Vice President and Chief
                                             Accounting Officer

       Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 18th day of March, 1997.

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

/s/  James R. Wilson                 President and Director of
James R. Wilson                      Alliance Corporate

/s/  Dave H. Williams
Dave H. Williams                     Director of Alliance Corporate

/s/  Bruce W. Calvert
Bruce W. Calvert                     Director of Alliance Corporate

/s/  John D. Carifa
John D. Carifa                       Director of Alliance Corporate

/s/  Frank Savage
Frank Savage                         Director of Alliance Corporate

/s/  Mark Arnold                     Co-Chairman, Co-Chief Executive Officer
Mark Arnold                          and Director of Alliance Corporate

/s/  Alastair Tedford                Co-Chairman, Co-Chief Executive Officer
Alastair Tedford                     and Director of Alliance Corporate