Form 10-Q
period 1997-03-31
EQUITABLE CAPITAL PARTNERS L P
filed 1997-05-13
CIK 828847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended: March 31, 1997

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

                        EQUITABLE CAPITAL PARTNERS, L.P.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                           Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of March 31, 1997 and December 31, 1996        5

Statements of Operations - For the Three
  Months Ended March 31, 1997 and 1996                      6

Statements of Changes in Net Assets - For the Three
  Months Ended March 31, 1997 and 1996                      7

Statements of Cash Flows - For the Three Months Ended
  March 31, 1997 and 1996                                   8

Statement of Changes in Partners' Capital -
  For the Three Months Ended March 31, 1997                 9

Schedule of Portfolio Investments - March 31, 1997         10

Supplemental Schedule of Realized Gains and Losses
  For the Three Months Ended March 31, 1997                13

Notes to Financial Statements                              14


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations            21


                PART II - OTHER INFORMATION

Item 6.  Exhibits                                          25

                         EQUITABLE CAPITAL PARTNERS,L.P.
                              STATEMENTS OF ASSETS
                        LIABILITIES AND PARTNERS' CAPITAL


                                                                                   March 31, 1997
ASSETS:                                                            Notes            (Unaudited)          December 31, 1996
                                                                                   -------------         -----------------

     Investments                                                  2,10,12
         Enhanced Yield Investments at Value-
             Managed Companies
             (amortized cost of $31,814,376 at
             March 31, 1997 and $55,159,154
             at December 31, 1996)                                                 $   9,478,266          $  52,325,273
             Non-Managed Companies
             (amortized cost of $17,486,791 at
             March 31, 1997 and $19,239,803
             at December 31, 1996)                                                    22,356,040             28,618,359
         Temporary Investments
             (at amortized cost )                                                     52,645,434             27,105,414

     Cash                                                                                 23,304                 91,206
     Interest Receivable                                             2,12                212,850                753,608
     Note Receivable                                                  3,4              1,779,414              1,846,593
     Prepaid Expenses & Other Assets                                                       6,017                102,932

TOTAL ASSETS                                                                       $  86,501,325          $ 110,843,385
                                                                                   =============          =============


LIABILITIES AND PARTNERS' CAPITAL

     Liabilities
         Professional Fees Payable                                      9          $      29,963          $      40,107
         Independent General Partners' Fees Payable                     8                 15,485                 24,456
         Fund Administrative Expenses Payable                           7                 45,785                 58,985
         Other Accrued Liabilities                                                       211,663                 11,663
             Total Liabilities                                                           302,896                135,211

     Partners' Capital
         Managing General Partner                                     3,4              1,446,913              1,550,892
         Limited Partners (284,611 Units)                               4             84,751,516            109,157,282
             Total Partners' Capital                                                  86,198,429            110,708,174

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                            $  86,501,325          $ 110,843,385
                                                                                   =============          =============


               See the Accompanying Notes to Financial Statements.


                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                For the Three Months Ended
                                                                          -------------------------------------------
                                                                          March 31, 1997               March 31, 1996
                                                                          --------------               --------------
INVESTMENT INCOME- Notes 2,12:
     Interest                                                             $    1,239,358               $    1,105,410
     Discount                                                                         --                       11,737
     Dividend                                                                    122,907                           --
          TOTAL INVESTMENT INCOME                                              1,362,265                    1,117,147

EXPENSES:
     Investment Advisory Fee- Note 6                                             369,616                      326,213
     Fund Administration Fees and Expenses- Note 7                               117,263                      238,906
     Independent General Partners'
      Fees and Expenses- Note 8                                                   35,000                       48,684
     Professional Fees - Note 9                                                   15,000                        8,270
     Insurance Fees                                                                 --                          5,256
     Valuation Expenses                                                            3,500                       13,521
          TOTAL EXPENSES                                                         540,379                      640,850

NET INVESTMENT INCOME                                                            821,886                      476,297

NET CHANGE IN UNREALIZED DEPRECIATION ON INVESTMENTS- Note 12                (24,011,536)                  (5,988,997)

NET REALIZED GAINS ON INVESTMENTS- Note 10                                    20,466,783                    2,187,736

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS                     $    (2,722,867)              $   (3,324,964)
                                                                         ===============               ==============

               See the Accompanying Notes to Financial Statements.


                        EQUITABLE CAPITAL PARTNERS, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)


                                                                                    For the Three Months Ended
                                                                               ------------------------------------
                                                                               March 31, 1997        March 31, 1996
                                                                               --------------        --------------
FROM OPERATIONS:

   Net Decrease in Net Assets Resulting from Operations                        $   (2,722,867)       $   (3,324,964)

   Cash Distributions to Partners                                                 (21,719,699)          (14,524,791)

   Reduction in Managing General Partners' Contribution                               (67,179)              (54,358)

   Total Decrease                                                                 (24,509,745)          (17,904,113)

NET ASSETS:

   Beginning of Period                                                            110,708,174           112,353,878

   End of Period                                                               $   86,198,429        $   94,449,765
                                                                               ==============        ==============


               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Three Months Ended
                                                                                -------------------------------------
INCREASE (DECREASE) IN CASH                                                     March 31, 1997         March 31, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:                                           --------------         --------------
        Interest and Discount Income                                              $  4,795,796           $    767,909
        Fund Administration Fees & Expenses                                           (130,463)              (252,430)
        Investment Advisory Fee                                                       (168,902)              (326,213)
        Independent General Partners' Fees and Expenses                                (43,971)               (47,729)
        Valuation Expenses                                                              (4,214)                    --
        Sale (Purchase)of Temporary Investments, Net                               (25,120,406)            11,670,337
        Proceeds from Sales and Principal Payments of
            Enhanced Yield Investments                                              42,352,467              2,646,241
        Professional Fees                                                              (25,144)                (7,516)
        Insurance Fees                                                                  (3,366)                    --
Net Cash Provided by Operating Activities                                           21,651,797             14,450,599
CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash Distributions to Partners                                             (21,719,699)           (14,524,791)
Net Cash Used in Financing Activities                                              (21,719,699)           (14,524,791)
Net Decrease in Cash                                                                   (67,902)               (74,192)
Cash at the Beginning of the Period                                                     91,206                 74,501
Cash at the End of the Period                                                     $     23,304           $        309
                                                                                  ============           ============


                            RECONCILIATION OF NET DECREASE IN NET ASSETS RESULTING FROM
                              OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Decrease In Net Assets Resulting From Operations                              $ (2,722,867)          $ (3,324,964)

Adjustments to Reconcile Net Decrease in Net Assets
        Resulting from Operations to Net Cash Provided by Operating
        Activities:
(Increase) Decrease in Investments                                                  (3,234,722)            12,128,842
Decrease (Increase) in Accrued Interest                                              3,433,532               (349,238)
Increase in Other Accrued Liabilities                                                  200,000                 11,756
Decrease in Fund Administration Expenses Payable                                       (13,200)               (13,524)
(Increase) Decrease in Prepaid Expenses                                                 (3,367)                 5,256
Net Change in Unrealized Depreciation on Investments                                24,011,536              5,988,997
Decrease in Independent General
   Partners' Fees Payable                                                               (8,971)                (3,526)
(Decrease) Increase in Professional Fees Payable                                       (10,144)                 7,000
        Total Adjustments                                                           24,374,664             17,775,563
Net Cash Provided by Operating Activities                                         $ 21,651,797           $ 14,450,599
                                                                                  ============           ============


               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                         Managing        Limited
                                                           Notes     General Partner     Partners            Total
                                                           -----     -------------    -------------    -------------

FOR THE THREE MONTHS ENDED MARCH 31, 1997

Partners' Capital at January 1, 1997                                  $   1,550,892    $ 109,157,282    $ 110,708,174
Cash Distributions to Partners                                               (9,572)     (21,710,127)     (21,719,699)
Reduction in Managing General Partners' Contribution           3            (67,179)              --          (67,179)
Allocation of Net Investment Income                           11              8,219          813,667          821,886
Allocation of Net Unrealized Depreciation
   on Investments                                             12           (240,115)     (23,771,421)     (24,011,536)
Allocation of Net Realized Gains on Investments                             204,668       20,262,115       20,466,783
Partners' Capital at March 31, 1997                                   $   1,446,913    $  84,751,516    $  86,198,429
                                                                      =============    =============    =============

               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)


   PRINCIPAL                                                      INVESTMENT     INVESTMENT     AMORTIZED     VALUE      % OF TOTAL
 AMOUNT/SHARES                  INVESTMENT                            DATE          COST          COST       (NOTE 2)    INVESTMENTS
---------------  --------------------------------------------     -----------    ----------    ----------    ---------   -----------

                    ENHANCED YIELD INVESTMENTS
                    MANAGED COMPANIES

                    MISCELLANEOUS MANUFACTURING

                    QUANTEGY ACQUISITION CORP.
                    (FORMERLY AMPEX RECORDING MEDIA CORP.)
        162 Shares  Quantegy Acquisition Corp., Common Stock          11/13/95  $  3,464,732    $3,464,732   $ 3,464,732
                                                                                ------------    ----------   -----------
                                                                                   3,464,732     3,464,732     3,464,732       4.10%
                                                                                ------------    ----------   -----------------------

                    RI HOLDINGS, INC.
  $     26,338,272  RI Holdings, Inc.,
                     Sr. Sub. Nts. 16% due 08/31/01*(a)(b)            04/25/94    11,824,318    11,824,318       487,744
     304,934 Shares RI Holdings, Inc., Common Stock**                 09/01/89     3,049,340     3,049,340             0
  212,407.91 Shares RI Holdings, Inc., Common Stock**                  various         2,124         2,124             0
    46,062.5 Shares RI Holdings, Inc., Common Stock**                 04/25/94           461           461             0
  186,879.68 Shares RI Holdings, Inc., Common Stock**                 05/09/95         1,869         1,869             0
  453,189.90 Shares RI Holdings, Inc., Common Stock**                 05/01/96         4,532         4,532             0
                                                                                ------------   -----------   -----------
                                                                                  14,882,644    14,882,644       487,744       0.58
                                                                                ------------   -----------   -----------------------

                    LEATHER AND LEATHER PRODUCTS

                    LEATHER U.S., INC. - NOTE 12
                    (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
      795.00 Shares Leather U.S., Inc., Common Stock                  04/09/96     9,342,000     9,342,000     1,400,790
                                                                                ------------   -----------   -----------
                                                                                   9,342,000     9,342,000     1,400,790       1.66
                                                                                ------------   -----------   -----------------------

                    MISCELLANEOUS RETAIL

                    R&S/STRAUSS, INC.
                    (FORMERLY WSR ACQUISITION CORPORATION)
  $      1,815,000  R&S/Strauss, Inc., Sr. Sub. Nt. 15% due 05/31/00* 06/13/90     1,815,000     1,815,000     1,815,000
  $      2,310,000  R&S/Strauss, Inc., Sr. Sub. Nt. 15% due 05/31/00* 06/13/90     2,310,000     2,310,000     2,310,000
                                                                                 -----------  ------------   -----------
                                                                                   4,125,000     4,125,000     4,125,000       4.88
                                                                                 -----------  ------------   -----------------------




                    TOTAL INVESTMENT IN  MANAGED  COMPANIES                     $ 31,814,376  $ 31,814,376   $ 9,478,266      11.22%
                    ---------------------------------------                     ------------  ------------   -----------------------

                             See the Accompanying Notes to Financial Statements.

                                              EQUITABLE CAPITAL PARTNERS, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      MARCH 31, 1997
                                                 (CONTINUED)(UNAUDITED)

  PRINCIPAL                                                           INVESTMENT    INVESTMENT    AMORTIZED    VALUE     % OF TOTAL
 AMOUNT/SHARES                       INVESTMENT                         DATE           COST         COST      (NOTE 2)   INVESTMENTS
---------------  ---------------------------------------------------- ------------ --------------- ----------- --------- -----------

                    NON-MANAGED COMPANIES

                    CONSUMER PRODUCTS MANUFACTURING

                    LEXMARK INTERNATIONAL GROUP, INC. - NOTES 10,12
     521,616 Shares Lexmark International Group, Inc.,
                     Class B Common Stock (c)                         03/27/91   $ 3,477,416   $  3,477,416  $  12,649,190
                                                                                 -----------   ------------  -------------
                                                                                   3,477,416      3,477,416     12,649,190    14.97%
                                                                                 -----------   ------------  -----------------------

                    DISTRIBUTION SERVICES

                    WESTERN PIONEER, INC.
  $      9,460,000  Western Pioneer, Inc.,
                      Sr. Sub. Nts. 10% due 11/30/07*(b)              11/30/94     1,219,460     1,219,460      4,730,000
   162,161 Warrants Western Pioneer, Inc.,
                     Common Stock Purchase Warrants **                11/30/94             0             0              0
                                                                                 -----------  ------------   ------------
                                                                                   1,219,460     1,219,460      4,730,000      5.60
                                                                                 -----------  ------------   ----------------------

                    HEALTH SERVICES

                    MTI HOLDINGS, INC.
  $        220,102  MTI Holdings, Inc.,
                     Sr. Sec. Nt. 12% due 07/01/03*                   08/06/96       220,102       220,102        220,102
   15,772 Shares    MTI Holdings, Inc., Common Stock**                08/06/96       236,580       236,580        236,580
    4,397 Warrants  MTI Holdings, Inc., Common Stock
                     Purchase Warrants                                08/06/96             0             0              0
                                                                                   ---------    ----------     ----------
                                                                                     456,682       456,682        456,682      0.54
                                                                                   ---------    ----------     --------------------

                    MISCELLANEOUS RETAIL

                    PERGAMENT HOME CENTERS, INC.- NOTES 10, 12
  $      3,236,800  Pergament Acq. Corp., Home Centers, Inc.
                     Floating Rate Demand Note due 07/31/00* (b)      10/18/91     3,105,242     3,105,242      1,618,400
     380.80 Shares  Pergament Holding, Corp., Common Stock Class B ** 02/28/89     8,568,000     8,568,000              0
    139.0545 Shares Pergament Holding, Corp., Common Stock Class C ** 02/28/89             0             0              0
                                                                                 -----------   -----------    -----------
                                                                                  11,673,242    11,673,242      1,618,400      1.92
                                                                                 -----------   -----------    ---------------------

                    BANKING AND FINANCE

                    BANK UNITED CORP. - NOTES 10,12
                    (FORMERLY USAT HOLDINGS INC.)
      98,365 Shares Bank United Corp., Class A Common Stock (c)      01/05/90        659,991       659,991      2,901,768
                                                                                 -----------   -----------    -----------
                                                                                     659,991       659,991      2,901,768      3.43
                                                                                 -----------   -----------    ---------------------


                    TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                   $17,486,791   $17,486,791    $22,356,040     26.46%
                    ------------------------------------------                   -----------   -----------    ---------------------


                    TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS               $49,301,167   $49,301,167    $31,834,306     37.68%
                    ----------------------------------------------               -----------   -----------    ---------------------



                             See the Accompanying Notes to Financial Statements.

                                               EQUITABLE CAPITAL PARTNERS, L.P.
                                              SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      MARCH 31, 1997
                                                   (CONCLUDED)(UNAUDITED)
   PRINCIPAL                                                        INVESTMENT    INVESTMENT    AMORTIZED     VALUE     % OF TOTAL
 AMOUNT/SHARES                        INVESTMENT                       DATE          COST          COST      (NOTE 2)   INVESTMENTS
--------------  -------------------------------------------------- ------------ --------------- ---------- ---------- --------------

                   TEMPORARY INVESTMENTS

                   COMMERCIAL PAPER

$      7,500,000   Dakota Funding Inc., 5.33% due 4/07/97            02/11/97   $   7,438,927  $  7,493,338   $  7,493,338
$        900,000   ASCC Commercial Paper, 5.40% due 4/16/97          03/19/97         896,220       897,975        897,975
$      4,400,000   Three River Funding, 5.53% due 4/17/97            03/24/97       4,383,779     4,389,186      4,389,186
$      3,500,000   Clipper Receivables, 5.58% due 4/22/97            03/25/97       3,484,810     3,488,607      3,488,607
$      3,500,000   Sheffield Receivables Corp., 5.57% due 4/25/97    03/25/97       3,483,213     3,487,003      3,487,003
$      3,500,000   Eureka Corp., 5.56% due 5/13/97                   03/25/97       3,473,513     3,477,297      3,477,297
$      3,500,000   Old Line Funding, 5.62% due 4/21/97               03/25/97       3,485,248     3,489,072      3,489,072
$      3,500,000   Barton Capital Corp., 5.57% due 5/07/97           03/25/97       3,476,714     3,480,505      3,480,505
$      3,500,000   Windmill Funding Corp., 5.58% due 5/01/97         03/25/97       3,479,927     3,483,725      3,483,725
$      3,500,000   Triple A Funding, 5.70% due 4/10/97               03/25/97       3,491,133     3,495,013      3,495,013
$      1,500,000   Delaware Funding Corp., 5.60% due 4/30/97         03/25/97       1,491,600     1,493,233      1,493,233
$      3,500,000   Ranger Funding Corp., 5.65% due 4/07/97           03/25/97       3,492,859     3,496,704      3,496,704
$      3,576,000   Thames Global Asset Funding, 5.80% due 4/15/97    03/26/97       3,564,477     3,567,934      3,567,934
$      2,400,000   Delaware Funding Corp., 5.75% due 4/22/97         03/31/97       2,391,567     2,391,950      2,391,950
$      2,341,000   Alamo Funding, 5.65% due 5/13/97                  03/31/97       2,325,202     2,325,569      2,325,569
$      2,200,000   PHH Group, 5.62% due 5/05/97                      03/31/97       2,187,979     2,188,323      2,188,323
                                                                                -------------  ------------   ------------
                   TOTAL INVESTMENT IN COMMERCIAL PAPER                         $  52,547,168  $ 52,645,434   $ 52,645,434    62.32%
                                                                                -------------  ------------   ---------------------


                   TOTAL TEMPORARY INVESTMENTS                                  $  52,547,168  $ 52,645,434   $ 52,645,434    62.32%
                                                                                -------------  ------------   ---------------------

                   TOTAL INVESTMENT PORTFOLIO                                   $ 101,848,335  $101,946,601   $ 84,479,740   100.00%
                                                                                =============  ============   =====================


                   SUMMARY OF INVESTMENTS
                   Subordinated Notes                                           $  20,494,122  $ 20,494,122   $ 11,181,246    13.24%
                   Common Stock and Warrants                                       28,807,045    28,807,045     20,653,060    24.44
                   Temporary Investments                                           52,547,168    52,645,434     52,645,434    62.32
                                                                                -------------  ------------   ---------------------
                                                                                $ 101,848,335  $101,946,601   $ 84,479,740   100.00%
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

                             See the Accompanying Notes to Financial Statements.

                                        EQUITABLE CAPITAL PARTNERS, L.P.
                              SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                   (UNAUDITED)

                                                                    PAR VALUE OR
                                                      DATE OF         NUMBER OF      AMORTIZED          NET            REALIZED
SECURITY                                            TRANSACTION         SHARES          COST          PROCEEDS        GAIN (LOSS)

Polaris Pool Systems, Inc.
   Common Stock
                                                      1/15/97                 --      $      --    $     1,100 (A)  $     1,100
Lexmark International Group,  Inc.
   Class B Common Stock                               various             30,002        200,014        772,125          572,111

Bank United Corp.
   Class A Common Stock                               various            779,543      5,230,428     21,811,613       16,581,185

Lexmark International, Inc.
   14.25% Sr. Sub. Note                               3/24/97        $19,667,348     19,667,348     22,979,735        3,312,387

Total Net Realized Gains for the
   Three Months Ended March 31, 1997                                                $25,097,790    $45,564,573      $20,466,783
                                                                                    ===========    ===========      ===========



(A) Proceeds represent a distribution to the Fund from the escrow account.


               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

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

    Valuation of Investments

     Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Fund. The total value of securities without a readily ascertainable market value is $16,283,348 and $44,569,548 as of March 31, 1997 and December 31, 1996, respectively, representing 18.8% and 40.2% of total assets, respectively. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Fund's portfolio and make recommendations regarding the value of the Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

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

3.  Note Receivable

    On July 22, 1993, pursuant to the terms of the Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Fund, has contributed a non-interest bearing promissory note (the "Note") to the Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as such Limited Partners receive distributions representing additional returns of capital. Such distributions received for the three months ended March 31, 1997 resulted in a $67,179 reduction of the principal amount of the Note. The promissory note of Equitable Capital was cancelled upon the contribution of Alliance Corporate's note.

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

    The Fund also paid $2,098,311 for the reimbursement of offering expenses. These expenses, along with the offering expenses of the Retirement Fund and the organizational expenses of the Funds, may not exceed $6,000,000. Aggregate offering and organizational expenses for the Funds totalled $4,711,806.

    For their services as selling agent, the Fund paid sales commissions to Merrill Lynch, Pierce, Fenner & Smith Incorporated in the amount of $19,185,170, of which Equico Securities Corporation, an affiliate of Equitable Capital, a related party, received $317,150 as a selected dealer.

6.  Investment Advisory Fee

     As of July 22, 1993, Alliance Corporate has been receiving a quarterly Investment Advisory Fee, at the annual rate of 1.0% of the Fund's Available Capital, with a minimum annual payment of $2,000,000 collectively for the Funds, less 80% of commitment, transaction, investment banking and "break-up" or other fees related to the Fund's investments (the "Minimum Amount"). Available Capital is defined as the sum of the aggregate Net Capital Contributions of the Partners less the cumulative amount of returns of capital distributed to Partners and realized losses from investments.

     As stated in the Partnership Agreement, the Fund's allocable share of the Minimum Amount is $1,125,650, or $281,413 per quarter. Investment Advisory Fees at March 31, 1997, reflect an adjustment for the difference between the Minimum Amount due to the Investment Advisor and what was paid for quarters ending December 31, 1996 and March 31, 1997.

     The Investment Advisory Fee is paid quarterly in advance. The Investment Advisory Fees incurred by the Fund for the three months ended March 31, 1997 and 1996 were $369,616 and $326,213, respectively.

7.  Fund Administration Fee and Expenses

     As compensation for its services during the fourth through seventh year of operation of the Funds, ML Fund Administrators, Inc. ("MLFAI"), as the Fund administrator, is entitled to receive from the Funds an annual amount equal to the greater of the (i) Minimum Fee and (ii) the Funds' prorated proportion (based on the number of Units issued by the Funds) of 0.45% of the excess of the aggregate net offering proceeds of the Units issued by the Funds over 50% of the aggregate amount of capital reductions of the Funds (subject to an annual maximum of $3.2 million). The Minimum Fee is 1.0% of the gross offering price of Units in the Funds, but not greater than $500,000. The Fund Administration Fee is calculated and paid quarterly in advance. The Fund Administration Fees paid by the Fund for the three months ended March 31, 1997 and 1996 were $75,000 and $218,358, respectively.

    In addition to the Fund Administration Fee, MLFAI is entitled to receive reimbursement for a portion of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the three months ended March 31, 1997 and 1996, the Fund incurred Administrative Expenses of $42,263 and $20,548, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Fund.

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

     For the three months ended March 31, 1997 and 1996, the Fund incurred $35,000 and $48,684, respectively, of Independent General Partners' Fees and Expenses.

9.  Related Party Transactions

     For the three months ended March 31, 1997 and 1996, the Fund paid expenses of $14,691 and $8,270, respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Fund's Enhanced Yield Investments. The Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

     On January 2, 1997, the Fund received $65,194 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Fund. No gain, loss or income has been recorded on this transaction.

     On January 15, 1997, the Fund received additional proceeds of $1,100 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     During the first quarter of 1997, the Fund sold 30,002 shares of Lexmark International Group, Inc. Class B Common Stock for $772,125 resulting in a gain of $572,111 to the Fund.

     In February 1997, the Fund sold 779,543 shares of Bank United Corp. Class A Common Stock for $21,811,613 resulting in a gain of $16,581,185 to the Fund.

     On March 24, 1997, the Fund received a prepayment of Lexmark International, Inc.'s 14.25% Senior Subordinated Notes outstanding, in the principle amount of $19,667,348 together with a prepayment penalty of $3,312,387 and $646,154 of accrued interest. The transaction resulted in a gain of $3,312,387 to the Fund.

     All of the proceeds received during the first quarter of 1997 will be distributed to Limited Partners of record as of March 31, 1997 on May 14, 1997.

     As of March 31, 1997, the Fund had investments in 4 Managed Companies (a Managed Company is one to which the Fund, the Managing General Partner or other persons in the Fund's investor group make significant managerial assistance available) and 5 Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $49,301,167 (including $854,000 capitalized cost of payment-in-kind securities), consisting of $20,494,122 in senior notes and subordinated notes and $28,807,045 in common stock and purchase warrants.

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

    For the three months ended March 31, 1997, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     For the three months ended March 31, 1997, the Fund recorded net unrealized depreciation on Enhanced Yield Investments of $24,011,536 compared to $5,988,997 for the three months ended March 31, 1996. Such depreciation was the result of adjustments in value made with respect to the following investments during the three months ended March 31, 1997:

     The amount includes the reversal of $13,293,616 of unrealized appreciation of Bank United Corp. Class A Common Stock, due to the sale of 779,543 shares in February 1997. Due to an increase in the quoted market price of Bank United Corp. Class A Common Stock and the equity being valued at 100% of the closing market price as compared to 90% at December 31, 1996, the Fund recorded unrealized appreciation of $290,177 at March 31, 1997.

     Due to the sale of 30,002 shares of Lexmark International Group, Inc. Class B Common Stock in January 1997, the Fund reversed $2,389,245 of unrealized appreciation.

     On March 31, 1997, Leather U.S., Inc. common stock was written down from 100% to 15% of remaining cost, resulting in unrealized depreciation of $7,941,210 to the Fund.

     On March 31, 1997, Pergament Home Centers, Inc. Floating Rate Demand Note was written down from 75% to 50% of par, resulting in unrealized depreciation of $677,642 to the Fund.

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

14. Subsequent Events

     On May 8, 1997, the Independent General Partners approved an aggregate cash distribution of $45,627,679 for the three months ended March 31, 1997, which was paid on May 14, 1997. The amount distributed to Limited Partners was $45,623,143 or $160.30 per Unit (of which $24,912,001 is capital returned from investments during the first quarter of 1997), to Limited Partners of record at March 31, 1997. On a per Unit basis, this distribution to Limited Partners includes $71.19 of realized gains, $1.58 of income from operations and $87.53 of return of capital. The Managing General Partner's one percent allocation of $460,840 was reduced by its one percent allocation of realized gains and capital returned from investments during the first quarter of 1997, of $456,304 (which is being held as a Deferred Distribution Amount pursuant to the Partnership Agreement), resulting in a net distribution of $4,536.

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

Investments

     As of March 31, 1997, the Fund had a total of 9 Enhanced Yield Investments at a net cost of $49,301,167 (inclusive of the receipt of securities having a capitalized cost of $854,000 received as payment-in-kind interest on certain Enhanced Yield Investments).

Proceeds from Investments

    During the three months ended March 31, 1997, the Fund received proceeds from the following investments:

     On January 2, 1997, the Fund received $65,194 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Fund. No gain, loss or income has been recorded on this transaction.

     On January 15, 1997, the Fund received additional proceeds of $1,100 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     During the first quarter of 1997, the Fund sold 30,002 shares of Lexmark International Group, Inc. Class B Common Stock for $772,125 resulting in a gain of $572,111 to the Fund.

     In February 1997, the Fund sold 779,543 shares of Bank United Corp. Class A Common Stock for $21,811,613 resulting in a gain of $16,581,185 to the Fund.

     On March 24, 1997, the Fund received a prepayment of Lexmark International, Inc.'s 14.25% Senior Subordinated Notes outstanding, in the principle amount of $19,667,348 together with a prepayment penalty of $3,312,387 and $646,154 of accrued interest. The transaction resulted in a gain of $3,312,387 to the Fund.

     All of the proceeds received during the first quarter of 1997 will be distributed to Limited Partners of record as of March 31, 1997 on May 14, 1997.

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

Results of Operations

     For the three months ended March 31, 1997, net investment income increased by $345,589 as compared to the same period in 1996. Net investment income is comprised of investment income (primarily interest and dividend income) offset by expenses. The increase in the 1997 net investment income versus the comparative period in 1996, reflects the increase in interest and dividend income partially offset by the decrease in Fund Administration Fees and Expenses.

     For the three months ended March 31, 1997, the Fund had investment income of $1,362,265 as compared to $1,117,147 for the same period in 1996. The increase in 1997 investment income of 21.9% was primarily due to an increase in dividend income.

     The Fund incurred expenses of $540,379 for the three months ended March 31, 1997, as compared to $640,850 for the same period in 1996. The decrease in the 1997 expenses of $100,471 was primarily due to a decrease in the Fund
Administration Fees and Expenses paid by the Fund. The Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Expenses and Independent General Partners' Fees and Expenses.

     The Fund experienced a decrease in net assets resulting from operations for the three months ended March 31, 1997 in the amount of $2,722,867 as compared to a decrease of $3,324,964 for the comparative period in 1996. The decrease in net assets for the three months ended March 31, 1997 is comprised of net investment income of $821,886, net realized gains of $20,466,783 offset by a net change in unrealized depreciation of $24,011,536. For the comparable period in 1996, the decrease in net assets was comprised of net investment income of $476,297, net realized gains of $2,187,736 offset by a net change in unrealized depreciation of $5,988,997 (see Statements of Operations in the Financial Statements).

     For the three months ended March 31, 1997 and 1996, the Fund incurred Investment Advisory Fees of $369,616 and $326,213, respectively (as described in
Note 6 to the Financial Statements). The increase in the Investment Advisory Fees is due to an adjustment for the difference between the Minimum Amount Due and the Investment Advisory Fee paid for the quarters ended December 31, 1996 and March 31, 1997.

     The Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended March 31, 1997 and 1996 were $117,263 and $238,906, respectively. The decrease from 1996 to 1997 of $121,643 is due primarily to a decrease in the Fund's Available Capital on which the Fund Administration Fee is based, resulting primarily from redemptions of debt obligations held be the Fund (which is a component of Available Capital).

     In accordance with the Partnership Agreement, beginning October 13, 1996, the Fund Administation Fee was changed to an annual fee of $300,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Fund.

    Independent General Partners' Fees and Expenses incurred for the three months ended March 31, 1997 and 1996 were $35,000 and $48,684, respectively.

     The Fund incurred Professional Fees of $15,000 and $8,270 for the three months ended March 31, 1997 and 1996, respectively. For the three months ended March 31, 1997, the Fund incurred $14,691 of related party legal fees. (See Note 9 to the Financial Statements).

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

     For the three months ended March 31, 1997, the Fund recorded net unrealized depreciation on Enhanced Yield Investments of $24,011,536 as compared to $5,988,997 for the three months ended March 31, 1996. The change in unrealized depreciation was primarily the result of unrealized depreciation in Leather
U.S., Inc. and Pergament Home Centers, Inc. and the reversal of unrealized appreciation in Bank United Corp. and Lexmark International Group, Inc., offset by unrealized appreciation in Bank United Corp.

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

Realized Gains and Losses on Investments

     During the three months ended March 31, 1997, the Fund recorded net realized gains of $20,466,783 on transactions involving three Enhanced Yield Investments. For the three months ended March 31, 1996, the Fund recorded net realized gains on investments of $2,187,736 on transactions involving two Enhanced Yield Investments (see Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

                           PART II - OTHER INFORMATION

    Items 1 through 4 are herewith omitted as the response to items is either none or not applicable for the March 31, 1997, Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:
         Exhibit 27 - Financial Data Schedule for the quarter ending March 31, 1997.

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

(b)  Reports on Form 8-K - None.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May, 1997.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated:  May 13, 1997     /s/  James R. Wilson
                              -----------------------------
                              James R. Wilson
                              Title:  President


Dated:  May 13, 1997     /s/  Andy Pitsillos
                              ---------------------------
                              Andy Pitsillos
                              Title:  Vice President and Chief
                                      Accounting Officer

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May, 1997.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated:  May 13, 1997        James R. Wilson
                            Title:  President


Dated:  May 13, 1997
                             Andy Pitsillos
                             Title:  Vice President and Chief
                                     Accounting Officer