Form 10-Q
period 1997-06-30
EQUITABLE CAPITAL PARTNERS L P
filed 1997-08-12
CIK 828847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended: June 30, 1997

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

                        EQUITABLE CAPITAL PARTNERS, L.P.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                           Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of June 30, 1997 and December 31, 1996        5

Statements of Operations - For the Three and Six
  Months Ended June 30, 1997 and 1996                      6

Statements of Changes in Net Assets - For the Six
  Months Ended June 30, 1997 and 1996                      7

Statements of Cash Flows - For the Six Months Ended
  June 30, 1997 and 1996                                   8

Statement of Changes in Partners' Capital -
  For the Six Months Ended June 30, 1997                   9

Schedule of Portfolio Investments - June 30, 1997         10

Supplemental Schedule of Realized Gains and Losses
  For the Six Months Ended June 30, 1997                  13

Notes to Financial Statements                             14


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations           23


                PART II - OTHER INFORMATION

Item 6.  Exhibits                                         28

                         EQUITABLE CAPITAL PARTNERS,L.P.
                              STATEMENTS OF ASSETS
                        LIABILITIES AND PARTNERS' CAPITAL


                                                                        June 30, 1997     December 31,
ASSETS:                                                       Notes      (Unaudited)          1996

     Investments                                             2,10,12
         Enhanced Yield Investments at Value-
              Managed Companies
              (amortized cost of $31,814,376 at
              June 30, 1997 and $55,159,154
              at December 31, 1996)                                     $   8,077,476     $ 52,325,273
              Non-Managed Companies
              (amortized cost of $15,251,099 at
              June 30, 1997 and $19,239,803
              at December 31, 1996)                                        15,700,196       28,618,359
         Temporary Investments
              (at amortized cost )                                         15,681,211       27,105,414

     Cash                                                                         482           91,206
     Interest Receivable                                       2,12            64,767          753,608
     Note Receivable                                            3,4         1,527,810        1,846,593
     Receivable for Investments Sold                                          526,900          100,282
     Prepaid Expenses & Other Assets                                                -            2,650

TOTAL ASSETS                                                             $ 41,578,842     $110,843,385
                                                                         ============     ============


LIABILITIES AND PARTNERS' CAPITAL

     Liabilities
         Professional Fees Payable                                9     $     44,963     $     40,107
         Independent General Partners' Fees Payable               8           15,485           24,456
         Fund Administrative Expenses Payable                     7          191,861           58,985
         Other Accrued Liabilities                                            10,949           11,663
              Total Liabilities                                              263,258          135,211

     Partners' Capital
         Managing General Partner                               3,4        1,200,736        1,550,892
         Limited Partners (284,611 Units)                         4       40,114,848      109,157,282
              Total Partners' Capital                                     41,315,584      110,708,174

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $ 41,578,842     $110,843,385
                                                                        ============     ============

               See the Accompanying Notes to Financial Statements.


                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                For the Three Months Ended              For the Six Months Ended
                                                          June 30, 1997        June 30, 1996       June 30, 1997       June 30, 1996
                                                          -------------        ------------        ------------        ------------

INVESTMENT INCOME- Notes 2,12:
    Interest and Discount Income                           $    598,016        $  1,176,120        $  1,837,374        $  2,293,267
    Dividend Income                                              13,771           3,760,524             136,678           3,760,524
        TOTAL INVESTMENT INCOME                                 611,787           4,936,644           1,974,052           6,053,791

EXPENSES:
    Investment Advisory Fee- Note 6                             281,413             248,697             651,029             574,910
    Fund Administration Fees and Expenses- Note 7               263,338             298,292             380,601             537,198
    Independent General Partners'
     Fees and Expenses- Note 8                                   35,053              49,651              70,053              98,335
    Professional Fees - Note 9                                   16,050               9,003              31,050              17,273
    Insurance Fees                                                6,017                --                 6,017               5,256
    Valuation Expenses                                             --                 5,500               3,500              19,021
        TOTAL EXPENSES                                          601,871             611,143           1,142,250           1,251,993

NET INVESTMENT INCOME                                             9,916           4,325,501             831,802           4,801,798

NET CHANGE IN UNREALIZED (DEPRECIATION)
    APPRECIATION ON INVESTMENTS- Note 12                     (5,820,941)         14,223,284         (29,832,477)          8,234,287

NET REALIZED GAINS (LOSSES)ON INVESTMENTS- Note 10            6,807,463         (15,262,340)         27,274,246         (13,074,604)

NET INCREASE (DECREASE) IN NET ASSETS
    RESULTING FROM OPERATIONS                              $    996,438        $  3,286,445        $ (1,726,429)       $    (38,519)
                                                           ============        ============        ============        ============



     See the Accompanying Notes to Financial Statements.



                        EQUITABLE CAPITAL PARTNERS, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)


                                                                          For the Six Months Ended
                                                                    June 30, 1997        June 30, 1996
                                                                   --------------        -------------
FROM OPERATIONS:

    Net Decrease in Net Assets
       Resulting from Operations                                   $  (1,726,429)       $     (38,519)

    Cash Distributions to Partners                                   (67,347,378)         (17,551,443)

    Reduction in Managing General Partners' Contribution                (318,783)             (58,928)

    Total Decrease                                                   (69,392,590)         (17,648,890)

NET ASSETS:

    Beginning of Period                                              110,708,174          112,353,878

    End of Period                                                  $  41,315,584        $  94,704,988
                                                                   =============        =============


               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      For the Six Months Ended
                                                                                 June 30, 1997       June 30, 1996
                                                                                 -------------       -------------
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
        Interest and Discount Income                                              $  5,120,072        $  5,604,422
        Fund Administration Fees & Expenses                                           (247,725)           (481,686)
        Investment Advisory Fee                                                       (651,029)           (574,910)
        Independent General Partners' Fees and Expenses                                (79,024)            (93,653)
        Valuation Expenses                                                              (4,214)            (13,216)
        Sale (Purchase)of Temporary Investments, Net                                12,279,413          10,191,134
        Purchase of Enhanced Yield Investments                                              --                  --
        Proceeds from Sales and Principal Payments of
           Enhanced Yield Investments                                               50,868,721           2,967,909
        Professional Fees                                                              (25,819)            (21,365)
        Insurance Fees                                                                  (3,741)               (375)
           Net Cash Provided by Operating Activities                                67,256,654          17,578,260
CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash Distributions to Partners                                             (67,347,378)        (17,551,443)
           Net Cash Used in Financing Activities                                   (67,347,378)        (17,551,443)
Net Decrease in Cash                                                                   (90,724)             26,817
Cash at the Beginning of the Period                                                     91,206              74,501
Cash at the End of the Period                                                     $        482        $    101,318
                                                                                  ============        ============


                  RECONCILIATION OF NET DECREASE IN NET ASSETS
                      RESULTING FROM OPERATIONS TO NET CASH
                        PROVIDED BY OPERATING ACTIVITIES

Net Decrease In Net Assets
     Resulting From Operations                                                    $ (1,726,429)       $    (38,519)

Adjustments to Reconcile Net Decrease in Net Assets
   Resulting from Operations to Net Cash Provided by Operating
   Activities:
Decrease in Investments                                                             35,873,889          26,233,648
Decrease (Increase) in Accrued Interest                                              3,146,020            (449,369)
Decrease in Prepaid Expenses                                                             2,650               5,256
Net Change in Unrealized
  Depreciation (Appreciation) on Investments                                        29,832,477          (8,234,287)
Increase in Fund Administration Expenses Payable                                       132,876              55,511
(Decrease) Increase in Other Accrued Liabilities                                          (714)              5,805
(Decrease) Increase in Independent General
   Partners' Fees Payable                                                               (8,971)              4,682
(Decrease) Increase in Professional Fees Payable                                         4,856              (4,467)
  Total Adjustments                                                                 68,983,083          17,616,779
Net Cash Provided by Operating Activities                                         $ 67,256,654        $ 17,578,260
                                                                                  ============        ============


               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                                                 Limited
                                                          Notes         General Partner         Partners            Total
                                                          -----         ---------------         --------         ------------

FOR THE SIX MONTHS ENDED JUNE 30, 1997

Partners' Capital at January 1, 1997                                         $1,550,892      $109,157,282        $110,708,174
Cash Distributions to Partners                                                  (14,108)      (67,333,270)        (67,347,378)
Reduction in Managing General Partners' Contribution        3                  (318,783)               --            (318,783)
Allocation of Net Investment Income                        11                     8,318           823,484             831,802
Allocation of Net Unrealized Depreciation
   on Investments                                          12                  (298,325)      (29,534,152)        (29,832,477)
Allocation of Net Realized Gains on Investments                                 272,742        27,001,504          27,274,246
Partners' Capital at June 30, 1997                                           $1,200,736      $ 40,114,848        $ 41,315,584
                                                                             ==========      ============        ============


               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                JUNE 30, 1997
                                  (UNAUDITED)


   PRINCIPAL                                                      INVESTMENT     INVESTMENT     AMORTIZED     VALUE      % OF TOTAL
 AMOUNT/SHARES                  INVESTMENT                            DATE          COST          COST       (NOTE 2)    INVESTMENTS
---------------  --------------------------------------------     -----------    ----------    ----------    ---------   -----------

                    ENHANCED YIELD INVESTMENTS
                    MANAGED COMPANIES

                    MISCELLANEOUS MANUFACTURING

                    QUANTEGY ACQUISITION CORP.
                    (FORMERLY AMPEX RECORDING MEDIA CORP.)
        162 Shares  Quantegy Acquisition Corp., Common Stock          11/13/95  $  3,464,732    $3,464,732   $ 3,464,732
                                                                                ------------    ----------   -----------
                                                                                   3,464,732     3,464,732     3,464,732       8.78%
                                                                                ------------    ----------   -----------------------

                    RI HOLDINGS, INC.
  $     26,338,272  RI Holdings, Inc.,
                     Sr. Sub. Nts. 16% due 08/31/01*(a)(b)            04/25/94    11,824,318    11,824,318       487,744
     304,934 Shares RI Holdings, Inc., Common Stock**                 09/01/89     3,049,340     3,049,340             0
  212,407.91 Shares RI Holdings, Inc., Common Stock**                  various         2,124         2,124             0
    46,062.5 Shares RI Holdings, Inc., Common Stock**                 04/25/94           461           461             0
  186,879.68 Shares RI Holdings, Inc., Common Stock**                 05/09/95         1,869         1,869             0
  453,189.90 Shares RI Holdings, Inc., Common Stock**                 05/01/96         4,532         4,532             0
                                                                                ------------   -----------   -----------
                                                                                  14,882,644    14,882,644       487,744       1.24
                                                                                ------------   -----------   -----------------------

                    LEATHER AND LEATHER PRODUCTS

                    LEATHER U.S., INC. - NOTE 12
                    (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
      795.00 Shares Leather U.S., Inc., Common Stock                  04/09/96     9,342,000     9,342,000             0
                                                                                ------------   -----------   -----------
                                                                                   9,342,000     9,342,000             0       0.00
                                                                                ------------   -----------   -----------------------

                    MISCELLANEOUS RETAIL

                    R&S/STRAUSS, INC.
                    (FORMERLY WSR ACQUISITION CORPORATION)
  $      1,815,000  R&S/Strauss, Inc., Sr. Sub. Nt. 15% due 05/31/00* 06/13/90     1,815,000     1,815,000     1,815,000
  $      2,310,000  R&S/Strauss, Inc., Sr. Sub. Nt. 15% due 05/31/00* 06/13/90     2,310,000     2,310,000     2,310,000
                                                                                 -----------  ------------   -----------
                                                                                   4,125,000     4,125,000     4,125,000      10.45
                                                                                 -----------  ------------   -----------------------




                    TOTAL INVESTMENT IN  MANAGED  COMPANIES                     $ 31,814,376  $ 31,814,376   $ 8,077,476      20.47%
                    ---------------------------------------                     ------------  ------------   -----------------------

                             See the Accompanying Notes to Financial Statements.

                                              EQUITABLE CAPITAL PARTNERS, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      JUNE 30, 1997
                                                 (CONTINUED)(UNAUDITED)

  PRINCIPAL                                                           INVESTMENT    INVESTMENT    AMORTIZED    VALUE     % OF TOTAL
 AMOUNT/SHARES                       INVESTMENT                         DATE           COST         COST      (NOTE 2)   INVESTMENTS
---------------  ---------------------------------------------------- ------------ --------------- ----------- --------- -----------

                    NON-MANAGED COMPANIES

                    CONSUMER PRODUCTS MANUFACTURING

                    LEXMARK INTERNATIONAL GROUP, INC. - NOTES 10,12
     294,975 Shares Lexmark International Group, Inc.,
                     Class B Common Stock (c)                         03/27/91   $ 1,966,468   $  1,966,468  $   8,959,868
                                                                                 -----------   ------------  -------------
                                                                                   1,966,468      1,966,468      8,959,868    22.71%
                                                                                 -----------   ------------  -----------------------

                    DISTRIBUTION SERVICES

                    WESTERN PIONEER, INC.
  $      9,460,000  Western Pioneer, Inc.,
                      Sr. Sub. Nts. 10% due 11/30/07*(b)              11/30/94     1,219,460     1,219,460      4,730,000
   162,161 Warrants Western Pioneer, Inc.,
                     Common Stock Purchase Warrants **                11/30/94             0             0              0
                                                                                 -----------  ------------   ------------
                                                                                   1,219,460     1,219,460      4,730,000     11.99
                                                                                 -----------  ------------   ----------------------

                    HEALTH SERVICES

                    MTI HOLDINGS, INC.
  $        220,102  MTI Holdings, Inc.,
                     Sr. Sec. Nt. 12% due 07/01/03*                   08/06/96       220,102       220,102        220,102
   15,772 Shares    MTI Holdings, Inc., Common Stock**                08/06/96       236,580       236,580        236,580
    4,397 Warrants  MTI Holdings, Inc., Common Stock
                     Purchase Warrants                                08/06/96             0             0              0
                                                                                   ---------    ----------     ----------
                                                                                     456,682       456,682        456,682      1.16
                                                                                   ---------    ----------     --------------------

                    MISCELLANEOUS RETAIL

                    PERGAMENT HOME CENTERS, INC.- NOTES 10, 12
  $      3,236,800  Pergament Acq. Corp., Home Centers, Inc.
                     Floating Rate Demand Note due 07/31/00* (b)      10/18/91     3,040,489     3,040,489      1,553,646
     380.80 Shares  Pergament Holding, Corp., Common Stock Class B ** 02/28/89     8,568,000     8,568,000              0
    139.0545 Shares Pergament Holding, Corp., Common Stock Class C ** 02/28/89             0             0              0
                                                                                 -----------   -----------    -----------
                                                                                  11,608,489    11,608,489      1,553,646      3.94
                                                                                 -----------   -----------    ---------------------


                    TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                   $15,251,099   $15,251,099    $15,700,196     39.80%
                    ------------------------------------------                   -----------   -----------    ---------------------

                    TOTAL INVESTMENT IN ENHCANCED YIELD INVESTMENTS              $47,065,475   $47,065,475    $23,777,672     60.26%
                    ----------------------------------------------               -----------   -----------    ---------------------



                             See the Accompanying Notes to Financial Statements.

                                               EQUITABLE CAPITAL PARTNERS, L.P.
                                              SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      JUNE 30, 1997
                                                   (CONCLUDED)(UNAUDITED)
   PRINCIPAL                                                        INVESTMENT    INVESTMENT    AMORTIZED     VALUE     % OF TOTAL
 AMOUNT/SHARES                        INVESTMENT                       DATE          COST          COST      (NOTE 2)   INVESTMENTS
--------------  -------------------------------------------------- ------------ --------------- ---------- ---------- --------------

                   TEMPORARY INVESTMENTS

                   TIME DEPOSIT

$        222,000   State Street Bank & Trust 3.0% due 7/1/97         06/30/97   $     222,000  $    222,000   $    222,000
                                                                                -------------  ------------   ------------
                                                                                $     222,000  $    222,000   $    222,000     0.56%
                                                                                -------------  ------------   ---------------------


                   COMMERCIAL PAPER

$      3,000,000   A.I.G. Funding Inc., 5.50% due 7/03/97            06/03/97       2,986,250     2,999,083      2,999,083
$      1,400,000   PEPSICO, 5.50% due 7/01/97                        06/03/97       1,394,011     1,400,000      1,400,000
$      2,100,000   Three River Funding, 5.57% due 7/15/97            06/18/97       2,091,227     2,095,451      2,095,451
$      3,500,000   ASCC Commercial Paper, 5.55% due 8/19/97          06/20/97       3,467,625     3,473,560      3,473,560
$      2,100,000   Ford Motor Credit Company, 5.5.6% due 7/7/97      06/24/97       2,095,784     2,098,054      2,098,054
$      3,400,000   Barton Capital Corp, 5.65% due  7/14/97           06/27/97       3,390,929     3,393,063      3,393,063
                                                                                -------------  ------------   ------------
                   TOTAL INVESTMENT IN COMMERCIAL PAPER                         $  15,425,826  $ 15,459,211   $ 15,459,211    39.18%
                                                                                -------------  ------------   ---------------------


                   TOTAL TEMPORARY INVESTMENTS                                  $  15,647,826  $ 15,681,211   $ 15,681,211    39.74%
                                                                                -------------  ------------   ---------------------

                   TOTAL INVESTMENT PORTFOLIO                                   $  62,713,301  $ 62,746,686   $ 39,458,883   100.00%
                                                                                =============  ============   =====================


                   SUMMARY OF INVESTMENTS
                   Senior and Subordinated Notes                                $  20,429,369  $ 20,429,369   $ 11,116,492    28.17%
                   Common Stock and Warrants                                       26,636,106    26,636,106     12,661,180    32.09
                   Temporary Investments                                           15,647,826    15,681,211     15,681,211    39.74
                                                                                -------------  ------------   ---------------------
                                                                                $  62,713,301 $ 62,746,686    $ 39,458,883   100.00%
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

                             See the Accompanying Notes to Financial Statements.

                                        EQUITABLE CAPITAL PARTNERS, L.P.
                              SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                   (UNAUDITED)


                                                         PAR VALUE OR
                                           DATE OF         NUMBER OF      AMORTIZED        NET          REALIZED
SECURITY                                  TRANSACTION       SHARES           COST        PROCEEDS       GAIN (LOSS)

Polaris Pool Systems, Inc.
   Common Stock                             1/15/97             --      $      --     $      1,100 (A)$     1,100

Lexmark International Group, Inc.
   Common Stock                             various           30,002        200,014        772,125        572,111

Bank United Corp.
   Common Stock                             various          779,543      5,230,428     21,811,613     16,581,185

Lexmark International, Inc.
   14.25% Sr. Sub. Note                     3/24/97      $19,667,348     19,667,348     22,979,735      3,312,387

Total Net Realized Gains for the
 Three Months Ended March 31, 1997                                      $25,097,789    $45,564,573    $20,466,783
                                                                        ===========    ===========    ===========



Polaris Pool Systems, Inc.                  5/15/97             --      $      --     $      1,616 (A)$     1,616

Lexmark International Group, Inc.
   Common Stock                             various          226,641      1,510,948      5,888,318      4,377,370

Bank United Corp.
   Common Stock                             various           98,365        659,990      3,088,466      2,428,477


Total Net Realized Gains for the
 Three Months Ended June 30, 1997                                       $ 2,170,937    $ 8,978,401    $ 6,807,463
                                                                        ===========    ===========    ===========

Total Net Realized Gains for the
 Six Months Ended June 30, 1997                                         $27,268,727    $54,542,974    $27,274,246
                                                                        ===========    ===========    ===========


               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                   (UNAUDITED)

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

    Valuation of Investments

     Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Fund. The total value of securities without a readily ascertainable market value is $14,817,804 and $44,569,548 as of June 30, 1997 and December 31, 1996, respectively, representing 35.64% and 40.2% of total assets, respectively. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Fund's portfolio and make recommendations regarding the value of the Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

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

3.  Note Receivable

     On July 22, 1993, pursuant to the terms of the Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Fund, has contributed a non-interest bearing promissory note (the "Note") to the Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as such Limited Partners receive distributions representing additional returns of capital. Such distributions received for the six months ended June 30, 1997 resulted in a $318,783 reduction of the principal amount of the Note. The promissory note of Equitable Capital was cancelled upon the contribution of Alliance Corporate's note.

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

     As stated in the Partnership Agreement, the Fund's allocable share of the minimum Amount is $1,125,650 or $281,413 per quarter. Investment Advisory Fees for the six months ended June 30, 1997, reflect an adjustment for the difference between the Minimum Amount due to the Investment Advisor and what was paid for the quarters ending December 31, 1996 and March 31, 1997.

     The Investment Advisory Fee is calculated and paid quarterly in advance. The Investment Advisory Fees paid by the Fund for the six months ended June 30, 1997 and 1996 were $651,029 and $574,910, respectively.

7.  Fund Administration Fee and Expenses

     As compensation for its services during the fourth through seventh year of operation of the Funds, ML Fund Administrators, Inc. ("MLFAI"), as the Fund administrator, was entitled to receive from the Funds an annual amount equal to the greater of the (i) Minimum Fee and (ii) the Funds' prorated proportion (based on the number of Units issued by the Funds) of 0.45% of the excess of the aggregate net offering proceeds of the Units issued by the Funds over 50% of the aggregate amount of capital reductions of the Funds (subject to an annual maximum of $3.2 million). The Minimum Fee is 1.0% of the gross offering price of Units in the Funds, but not greater than $500,000. The Fund Administration Fee is calculated and paid quarterly in advance.

     In accordance with the Partnership Agreement, beginning October 13, 1996, the Fund Administation Fee was changed to an annual fee of $300,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Fund.

     The Fund Administration Fees paid by the Fund for the six months ended June 30, 1997 and 1996 were $150,000 and $424,522, respectively.

     Beginning October 13,1996, MLFAI is entitled to receive reimbursement for all of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the six months ended June 30, 1997 and 1996, the Fund incurred administrative Expenses of $230,601 and $112,676, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Fund.

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

     For the six months ended June 30, 1997 and 1996, the Fund incurred $70,053 and $98,335, respectively, of Independent General Partners' Fees and Expenses.

9.  Related Party Transactions

     For the six months ended June 30, 1997 and 1996, the Fund paid expenses of $14,691 and $12,774, respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Fund's Enhanced Yield Investments. The Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

     On January 2 and April 2, 1997, the Fund received $65,194 and $64,754, respectively, from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Fund. No gain, loss or income has been recorded on this transaction.

     On January 15 and May 15, 1997, the Fund received additional proceeds of $1,100 and $1,616, respectively, from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     On April 8, 1997, the Fund received a dividend of $13,771 from Bank United Corp.

     On March 24, 1997, the Fund received a prepayment of Lexmark International, Inc.'s 14.25% Senior Subordinated Notes outstanding, in the principal amount of $19,667,348 together with a prepayment penalty of $3,312,387 and $646,154 of accrued interest. The transaction resulted in a gain of $3,312,387 to the Fund.

     For the three months ended June 30, 1997, the Fund sold 98,365 shares of Bank United Corp. Class A Common Stock for $3,088,466 and recognized a gain of $2,428,477.

     During the six months ended June 30, 1997, the Fund sold 877,908 shares of Bank United Corp. Class A Common Stock for $24,900,079 and recognized a gain of $19,009,662.

     For the three months ended June 30, 1997, the Fund sold 226,641 shares of Lexmark International Group, Inc. Class B Common Stock for $5,888,318 resulting in a gain $4,377,370.

     During the six months ended June 30, 1997, the Fund sold 256,643 shares of Lexmark International Group, Inc. Class B Common Stock for 6,660,443 resulting in a gain of $4,949,481.

     All of the proceeds received during the second quarter of 1997 are expected to be distributed to Limited Partners on record as of June 30, 1997, on August 14, 1997.

     As of June 30, 1997, the Fund had investments in 4 Managed Companies (a Managed Company is one to which the Fund, the Managing General Partner or other persons in the Fund's investor group make significant managerial assistance available) and 4 Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $47,065,475 (including $854,000 capitalized cost of payment-in-kind securities), consisting of $20,429,369 in senior notes and subordinated notes and $26,636,106 in common stock and purchase warrants.

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

    For the six months ended June 30, 1997, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     For the six months ended June 30, 1997, the Fund recorded net unrealized depreciation on Enhanced Yield Investments of $29,832,477 compared to $8,234,287 of unrealized appreciation for the six months ended June 30, 1996. Such depreciation was the result of adjustments in value made with respect to the following investments during the six months ended June 30, 1997:

     The amount includes the reversal of $13,293,616, and $2,241,777 of unrealized appreciation of Bank United Corp. Class A Common Stock due to the sale of 779,543 shares in February 1997 and the remaining 98,365 shares in May 1997. Due to an increase in the quoted market price of Bank United Corp. Class A Common Stock and the equity being valued at 100% of the closing market price as compared to 90% at December 31, 1996, the Fund recorded unrealized appreciation of $290,177 at March 31, 1997.

     Due to the sale of 30,002 shares of Lexmark International Group, Inc. Class B Common Stock in January 1997 and 226,641 shares in May 1997 and June 1997 the Fund reversed $2,389,245 and $2,178,374 of unrealized appreciation.

     During the first quarter Leather U.S., Inc. common stock was written down from 100% to 15% of the cost. In the second quarter ended June 30, 1997 Leather U.S., Inc. common stock was written down from 15% to 0% of the cost. The writedowns resulted in unrealized depreciation of $9,342,000 to the Fund.

     On March 31, 1997, Pergament Home Center, Inc. Floating Rate Demand Note was written down from 75% to 50% of par, resulting in unrealized depreciation of $677,642 to the Fund.

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

14. Subsequent Events

     On August 7, 1997, the Independent General Partners approved an aggregate cash distribution of $9,344,844 for the three months ended June 30, 1997 which was paid on August 14, 1997 to the Limited Partners. The amount distributed to Limited Partners on record as of June 30, 1997 was $9,340,933 or $32.82 per Unit (of which $2,214,274 is capital returned from investments in the second quarter of 1997). On a per Unit basis, this distribution to Limited Partners includes $23.68 of realized gains, $1.36 of income from operations and $7.78 of return of capital. The Managing General Partner's one percent allocation of $94,353 was reduced by its one percent allocation of realized gains and capital returned from investments during the second quarter of 1997, of $90,441 (which is being held as a Deferred Distribution Amount pursuant to the Partnership Agreement), resulting in a net distribution to the Managing General Partners of $3,912.

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

Investments

     As of June 30, 1997, the Fund had a total of 8 Enhanced Yield Investments at a net cost of $47,065,475 (inclusive of the receipt of securities having a capitalized cost of $854,000 received as payment-in-kind interest on certain Enhanced Yield Investments).

Proceeds from Investments

     During the six months ended June 30, 1997, the Fund received proceeds from the following investments:

     On January 2 and April 2, 1997, the Fund received $65,194 and $64,754, respectively, from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Fund. No gain, loss or income has been recorded on this transaction.

     On January 15 and May 15, 1997, the Fund received additional proceeds of $1,100 and $1,616, respectively, from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     On March 24, 1997, the Fund received a prepayment of Lexmark International, Inc.'s 14.25% Senior Subordinated Notes outstanding, in the principal amount of $19,667,348 together with a prepayment penalty of $3,312,387 and $646,154 of accrued interest. The transaction resulted in a gain of $3,312,387 to the Fund.

     On April 8, 1997, the Fund received a dividend of $13,771 from Bank United Corp.

     During the six months ended June 30, 1997, the Fund sold the remaining 877,908 shares of Bank United Corp. Class A Common Stock for $24,900,079 and recognized a gain of $19,009,662.

     During the six months ended June 30, 1997, the Fund sold 256,643 shares of Lexmark International Group, Inc. Class B Common Stock for 6,660,443 resulting in a gain of $4,949,481.

     All proceeds received have been distributed on May 14, 1997 or are expected to be distributed on August 14, 1997.

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

Results of Operations

     For the three and six months ended June 30, 1997, net investment income decreased by $4,315,585 and $3,969,996, respectively, as compared to the same periods in 1996. Net investment income is comprised of investment income (primarily interest and dividend income) offset by expenses. The decrease in the 1997 net investment income versus the comparative period in 1996, reflects the decrease in interest and dividend income partially offset by the decrease in Fund Administration Fees and Expenses.

     For the three and six months ended June 30, 1997, the Fund had investment income of $611,787 and $1,974,052, respectively, as compared to $4,936,644 and $6,053,791, respectively, for the same periods in 1996. The decrease in 1997 investment income of 67.4% was primarily due to an decrease in dividend and interest income.

     The Fund incurred expenses of $601,871 and $1,142,250 for the three and six months ended June 30, 1997, as compared to $611,143 and $1,251,993 for the same periods in 1996. The decrease in the 1997 expenses of $109,743 was primarily due to a decrease in Fund Administration Fees and Expenses paid by the Fund. The Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Expenses and Independent General Partners' Fees and Expenses.

     The Fund experienced a decrease in net assets resulting from operations for the six months ended June 30, 1997 in the amount of $1,726,429 as compared to a decrease of $38,519 for the comparative period in 1996. The decrease in net assets for the six months ended June 30, 1997 is comprised of net investment income of $831,802, net realized gain of $27,274,246 offset by a net change in unrealized depreciation of $29,832,477. For the comparable period in 1996, the decrease in net assets was comprised of net investment income of $4,801,798, net realized losses of $13,074,604 offset by a net change in unrealized appreciation of $8,234,287 (see Statements of Operations in the Financial Statements).

     For the three months ended June 30, 1997 and 1996, the Fund incurred Investment Advisory Fees of $281,413 and $248,697, respectively. For the six months ended June 30, 1997 and 1996, the Fund incurred Investment Advisory Fees of $651,029 and $574,910, respectively (as described in Note 6 to the Financial Statements).

     The Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended June 30, 1997 and 1996 were $263,338 and $298,292, respectively, and for the six months ended June 30, 1997 and 1996 were $380,601 and $537,198, respectively. The decrease from 1996 to 1997 of $156,597 is primarily a result of the Fund Administrator Fee changing to an annual fee of $300,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Fund.

     In accordance with the Partnership Agreement, beginning in October 1996, the Fund Administration Fee was changed to an annual fee of $300,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Fund.

     Independent General Partners' Fees and Expenses incurred for the three and six months ended June 30, 1997 and 1996 were $35,053 and $70,053, respectively and $49,651 and $98,335, respectively.

     The Fund incurred Professional Fees of $16,050 and $31,050 for the three and six months ended June 30, 1997, respectively. Professional Fees incurred for the same periods in 1996 were $9,003 and $17,273, respectively. (See Note 9 to the Financial Statements).

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

     For the six months ended June 30, 1997, the Fund recorded net unrealized depreciation on Enhanced Yield Investments of $28,431,687 as compared to $8,234,287 of unrealized appreciation for the six months ended June 30, 1996.
The change in unrealized depreciation was primarily the result of unrealized depreciation in Leather U.S., Inc. and Pergament Home Centers, Inc. and the
reversal of unrealized appreciation in Bank United Corp. and Lexmark International Group, Inc., offset by unrealized appreciation in Bank United Corp. The following investments have been on non-accrual status as of the respective dates:

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

Realized Gains and Losses on Investments

     During the three and six months ended June 30, 1997, the Fund recorded net realized gains of $6,807,463 and $27,274,246 respectively, on transactions involving three Enhanced Yield Investments. For the six months ended June 30, 1996, the Fund recorded a net realized loss of $13,074,604, on transactions involving three Enhanced Yield Investments (see Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

                           PART II - OTHER INFORMATION

    Items 1 through 4 are herewith omitted as the response to items is either none or not applicable for the June 30, 1997, Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
     Exhibit 27 - Financial Data Schedule for the quarter ending June 30, 1997.

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

(b)  Reports on Form 8-K - None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August, 1997.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated:  August 12, 1997       /s/  James R. Wilson
                              -----------------------------
                              James R. Wilson
                              Title:  President


Dated:  August 12, 1997       /s/  Andy Pitsillos
                              ---------------------------
                              Andy Pitsillos
                              Title:  Vice President and Chief
                                      Accounting Officer

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August, 1997.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated:  August 12, 1997       James R. Wilson
                              Title:  President


Dated:  August 12, 1997
                              Andy Pitsillos
                              Title:  Vice President and Chief
                                      Accounting Officer