Form 10-Q
period 1997-09-30
EQUITABLE CAPITAL PARTNERS L P
filed 1997-11-14
CIK 828847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended: September 30, 1997

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

                        EQUITABLE CAPITAL PARTNERS, L.P.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                           Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of September 30, 1997 and December 31, 1996        5

Statements of Operations - For the Three and Nine
  Months Ended September 30, 1997 and 1996                      6

Statements of Changes in Net Assets - For the Nine
  Months Ended September 30, 1997 and 1996                      7

Statements of Cash Flows - For the Nine Months Ended
  September 30, 1997 and 1996                                   8

Statement of Changes in Partners' Capital -
  For the Nine Months Ended September 30, 1997                  9

Schedule of Portfolio Investments - September 30, 1997         10

Supplemental Schedule of Realized Gains and Losses
  For the Nine Months Ended September 30, 1997                 13

Notes to Financial Statements                                  14


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                21


                PART II - OTHER INFORMATION

Item 6.  Exhibits                                              25

                         EQUITABLE CAPITAL PARTNERS,L.P.
                              STATEMENTS OF ASSETS
                        LIABILITIES AND PARTNERS' CAPITAL


                                                                                September 30, 1997
ASSETS:                                                            Notes          (Unaudited)         December 31, 1996

     Investments
         Enhanced Yield Investments at Value- Managed Companies
             (amortized cost of $16,931,732 at
              September 30, 1997 and $55,159,154
              at December 31, 1996)                              2,10,12        $       7,589,732      $     52,325,273
              Non-Managed Companies
              (amortized cost of $14,244,478 at
              September 30, 1997 and $19,239,803
              at December 31, 1996)                                                     9,187,664            28,618,359
         Temporary Investments
              (at amortized cost )                                                     10,867,490            27,105,414

     Cash                                                                                  45,078                91,206
     Interest Receivable                                            2,12                  212,851               753,608
     Note Receivable                                                 3,4                1,505,445             1,846,593
     Receivable for Investment Sold                                                       660,530               100,282
     Prepaid Expenses                                                                          --                 2,650
                                                                                -----------------      ----------------
TOTAL ASSETS                                                                    $      30,068,790      $    110,843,385
                                                                                =================      ================


LIABILITIES AND PARTNERS' CAPITAL

     Liabilities
         Professional Fees Payable                                     9        $          44,250      $         40,107
         Independent General Partners' Fees Payable                    8                   12,400                24,456
         Fund Administrative Expenses Payable                          7                   73,974                58,985
         Other Accrued Liabilities                                                          5,715                11,663
                                                                                -----------------      ----------------
              Total Liabilities                                                           136,339               135,211

     Partners' Capital
         Managing General Partner                                    3,4                1,154,302             1,550,892
         Limited Partners (284,611 Units)                              4               28,778,149           109,157,282
                                                                                -----------------      ----------------
              Total Partners' Capital                                                  29,932,451           110,708,174


TOTAL LIABILITIES AND PARTNERS' CAPITAL                                         $      30,068,790      $    110,843,385
                                                                                =================      ================



               See the Accompanying Notes to Financial Statements.


                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                           For the Three Months Ended       For the Nine Months Ended
                                                      ---------------------------------------------------------------
                                                      September 30,    September 30,     September 30,   September 30,
                                                           1997             1996              1997             1996
                                                      ------------     ------------     ------------     ------------
INVESTMENT INCOME- Notes 2,12:
    Interest                                          $    350,243     $  1,141,590     $  2,187,617     $  3,411,384
    Discount                                                    --           10,172               --           33,645
    Dividend                                                    --               --          136,678        3,760,524
                                                      ------------     ------------     ------------     ------------
        TOTAL INVESTMENT INCOME                            350,243        1,151,762        2,324,295        7,205,553

EXPENSES:
    Investment Advisory Fee- Note 6                        281,413          249,764          932,442          824,674
    Fund Administration Fees and Expenses- Note 7          173,086          229,860          553,687          767,058
    Independent General Partners'
     Fees and Expenses- Note 8                              39,556           49,636          109,609          147,971
    Professional Fees - Note 9                              31,000          123,906           62,050          141,179
    Insurance Fees                                              --               --            6,017            5,256
    Valuation Expenses                                       2,500               --            6,000           19,021
                                                      ------------     ------------     ------------     ------------
        TOTAL EXPENSES                                     527,555          653,166        1,669,805        1,905,159
                                                      ------------     ------------     ------------     ------------

NET INVESTMENT INCOME                                     (177,312)         498,596          654,490        5,300,394

NET CHANGE IN UNREALIZED DEPRECIATION
    ON INVESTMENTS- Note 12                              8,888,987       29,715,206      (20,943,490)      37,949,493

NET REALIZED GAINS (LOSSES)ON INVESTMENTS- Note 10     (10,727,598)     (12,705,316)      16,546,648      (25,779,920)
                                                      ------------     ------------     ------------     ------------

NET DECREASE IN NET ASSETS
    RESULTING FROM OPERATIONS                         $ (2,015,923)    $ 17,508,486     $ (3,742,352)    $ 17,469,967
                                                      ============     ============     ============     ============




                      See the Accompanying Notes to Financial Statements.


                        EQUITABLE CAPITAL PARTNERS, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)


                                                                                     For the Nine Months Ended
                                                                           --------------------------------------------
                                                                           September 30, 1997        September 30, 1996
                                                                           ------------------        ------------------
FROM OPERATIONS:

    Net (Decrease) Increase in Net Assets
       Resulting from Operations                                                $  (3,742,352)            $  17,469,967

    Cash Distributions to Partners                                                (76,692,223)              (22,326,249)

    Reduction in Managing General Partners' Contribution                             (341,148)                  (61,285)
                                                                                -------------             -------------

    Total Decrease                                                                (80,775,723)               (4,917,567)

NET ASSETS:

    Beginning of Period                                                           110,708,174               112,353,878

    End of Period                                                               $  29,932,451             $ 107,436,311
                                                                                =============             =============




               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            For the Nine Months Ended
                                                                        --------------------------------
                                                                        September 30,      September 30,
                                                                            1997                1996
                                                                      --------------      --------------
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
        Interest and Discount Income                                  $    1,822,856      $    6,398,571
        Fund Administration Fees & Expenses                                 (538,697)           (779,746)
        Investment Advisory Fee                                             (932,442)           (824,674)
        Independent General Partners' Fees and Expenses                     (121,665)           (140,449)
        Valuation Expenses                                                   (11,948)            (13,216)
        Sale (Purchase)of Temporary Investments, Net                      17,280,120          10,823,692
        Proceeds from Sales and Principal Payments of
            Enhanced Yield Investments                                    59,209,146           7,121,320
        Professional Fees                                                    (57,533)            (80,625)
        Insurance Fees                                                        (3,742)               (375)
                                                                      --------------      --------------
Net Cash Provided by Operating Activities                                 76,646,095          22,504,498
CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash Distributions to Partners                                   (76,692,223)        (22,326,249)
Net Cash Used in Financing Activities                                    (76,692,223)        (22,326,249)
                                                                      --------------      --------------
Net (Decrease) Increase in Cash                                              (46,128)            178,249
                                                                      --------------      --------------
Cash at the Beginning of the Period                                           91,206              74,501
Cash at the End of the Period                                         $       45,078      $      252,750
                                                                      ==============      ==============


           RECONCILIATION OF NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM
                    OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net (Decrease) Increase In Net Assets
     Resulting From Operations                                        $   (3,742,352)     $   17,469,967

Adjustments to Reconcile Net (Decrease) Increase in Net Assets
     Resulting from Operations to Net Cash Provided by Operating
     Activities:
Decrease in Investments                                                   59,942,618          43,724,932
Decrease (Increase) in Accrued Interest and Investment Income               (501,439)           (806,981)
Decrease in Prepaid Expenses                                                   2,650               5,256
Net Change in Unrealized Depreciation (Appreciation) on Investments       20,943,490         (37,949,493)
Increase (Decrease) in Fund Administration Expenses Payable                   14,989             (12,688)
(Decrease) Increase in Other Accrued Liabilities                              (5,948)              5,805
(Decrease) Increase in Independent General
   Partners' Fees Payable                                                    (12,056)              7,522
Increase in Professional Fees Payable                                          4,143              60,178
                                                                      --------------      --------------
        Total Adjustments                                                 80,388,447           5,034,531
                                                                      --------------      --------------
Net Cash Provided by Operating Activities                             $   76,646,095      $   22,504,498
                                                                      ==============      ==============



               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                       Managing          Limited
                                                           Notes    General Partner     Partners           Total
                                                          -------  ----------------- --------------- -----------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Partners' Capital at January 1, 1997                                  $ 1,550,892    $  109,157,282    $  110,708,174
Cash Distributions to Partners                                            (18,019)      (76,674,204)      (76,692,223)
Reduction in Managing General Partners' Contribution        3            (341,148)                -          (341,148)
Allocation of Net Investment Income                         11              6,545           647,945           654,490
Allocation of Net Unrealized Depreciation
   on Investments                                           12           (209,435)      (20,734,056)      (20,943,491)
Allocation of Net Realized Gains on Investments                           165,467        16,381,182        16,546,649
                                                                      -----------    --------------    --------------
Partners' Capital at September 30, 1997                               $ 1,154,302    $   28,778,149    $   29,932,451
                                                                      ===========    ==============    ==============



               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                SEPTEMBER 30, 1997
                                  (UNAUDITED)


   PRINCIPAL                                                      INVESTMENT     INVESTMENT     AMORTIZED     VALUE      % OF TOTAL
 AMOUNT/SHARES                  INVESTMENT                            DATE          COST          COST       (NOTE 2)    INVESTMENTS
---------------  --------------------------------------------     -----------    ----------    ----------    ---------   -----------

                    ENHANCED YIELD INVESTMENTS
                    MANAGED COMPANIES

                    MISCELLANEOUS MANUFACTURING

                    QUANTEGY ACQUISITION CORP.
                    (FORMERLY AMPEX RECORDING MEDIA CORP.)
        162 Shares  Quantegy Acquisition Corp., Common Stock          11/13/95  $  3,464,732    $3,464,732   $ 3,464,732
                                                                                ------------    ----------   -----------
                                                                                   3,464,732     3,464,732     3,464,732      12.53%
                                                                                ------------    ----------   -----------------------

                    LEATHER AND LEATHER PRODUCTS

                    LEATHER U.S., INC. - NOTE 12
                    (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
      795.00 Shares Leather U.S., Inc., Common Stock                  04/09/96     9,342,000     9,342,000             0
                                                                                ------------   -----------   -----------
                                                                                   9,342,000     9,342,000             0       0.00
                                                                                ------------   -----------   -----------------------

                    MISCELLANEOUS RETAIL

                    R&S/STRAUSS, INC.
                    (FORMERLY WSR ACQUISITION CORPORATION)
  $      1,815,000  R&S/Strauss, Inc., Sr. Sub. Nt. 15% due 05/31/00* 06/13/90     1,815,000     1,815,000     1,815,000
  $      2,310,000  R&S/Strauss, Inc., Sr. Sub. Nt. 15% due 05/31/00* 06/13/90     2,310,000     2,310,000     2,310,000
                                                                                 -----------  ------------   -----------
                                                                                   4,125,000     4,125,000     4,125,000      14.92
                                                                                 -----------  ------------   -----------------------




                    TOTAL INVESTMENT IN  MANAGED  COMPANIES                     $ 16,931,732  $ 16,931,732   $ 7,589,732      27.45%
                    ---------------------------------------                     ------------  ------------   -----------------------

                             See the Accompanying Notes to Financial Statements.

                                              EQUITABLE CAPITAL PARTNERS, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      SEPTEMBER 30, 1997
                                                 (CONTINUED)(UNAUDITED)

  PRINCIPAL                                                           INVESTMENT    INVESTMENT    AMORTIZED    VALUE     % OF TOTAL
 AMOUNT/SHARES                       INVESTMENT                         DATE           COST         COST      (NOTE 2)   INVESTMENTS
---------------  ---------------------------------------------------- ------------ --------------- ----------- --------- -----------

                    NON-MANAGED COMPANIES

                    CONSUMER PRODUCTS MANUFACTURING

                    LEXMARK INTERNATIONAL GROUP, INC. - NOTES 10,12
     154,054 Shares Lexmark International Group, Inc.,
                     Class B Common Stock (c)                         03/27/91   $ 1,026,990   $  1,026,990  $   5,083,782
                                                                                 -----------   ------------  -------------
                                                                                   1,026,990      1,026,990      5,083,782    18.39%
                                                                                 -----------   ------------  -----------------------

                    DISTRIBUTION SERVICES

                    WESTERN PIONEER, INC. - NOTE 12
  $      9,460,000  Western Pioneer, Inc.,
                      Sr. Sub. Nts. 10% due 11/30/07*(b)              11/30/94     1,219,460     1,219,460      2,838,000
   162,161 Warrants Western Pioneer, Inc.,
                     Common Stock Purchase Warrants **                11/30/94             0             0              0
                                                                                 -----------  ------------   ------------
                                                                                   1,219,460     1,219,460      2,838,000     10.27
                                                                                 -----------  ------------   ----------------------

                    HEALTH SERVICES

                    MTI HOLDINGS, INC.
  $        220,102  MTI Holdings, Inc.,
                     Sr. Sec. Nt. 12% due 07/01/03*                   08/06/96       220,102       220,102        220,102
   15,772 Shares    MTI Holdings, Inc., Common Stock**                08/06/96       236,580       236,580        236,580
    4,397 Warrants  MTI Holdings, Inc., Common Stock
                     Purchase Warrants                                08/06/96             0             0              0
                                                                                   ---------    ----------     ----------
                                                                                     456,682       456,682        456,682      1.65
                                                                                   ---------    ----------     --------------------

                    MISCELLANEOUS RETAIL

                    PERGAMENT HOME CENTERS, INC.- NOTES 10, 12
  $      3,236,800  Pergament Acq. Corp., Home Centers, Inc.
                     Floating Rate Demand Note due 07/31/00* (b)      10/18/91     2,973,346     2,973,346        809,200
     380.80 Shares  Pergament Holding, Corp., Common Stock Class B ** 02/28/89     8,568,000     8,568,000              0
    139.0545 Shares Pergament Holding, Corp., Common Stock Class C ** 02/28/89             0             0              0
                                                                                 -----------   -----------    -----------
                                                                                  11,541,346    11,541,346        809,200      2.93
                                                                                 -----------   -----------    ---------------------


                    TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                   $14,244,478   $14,244,478    $ 9,187,664     33.24%
                    ------------------------------------------                   -----------   -----------    ---------------------

                    TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS               $31,176,210   $31,176,210    $16,777,396     60.69%
                    ----------------------------------------------               -----------   -----------    ---------------------



                             See the Accompanying Notes to Financial Statements.

                                               EQUITABLE CAPITAL PARTNERS, L.P.
                                              SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      SEPTEMBER 30, 1997
                                                   (CONCLUDED)(UNAUDITED)
   PRINCIPAL                                                        INVESTMENT    INVESTMENT    AMORTIZED     VALUE     % OF TOTAL
 AMOUNT/SHARES                        INVESTMENT                       DATE          COST          COST      (NOTE 2)   INVESTMENTS
--------------  -------------------------------------------------- ------------ --------------- ---------- ---------- --------------

                   TEMPORARY INVESTMENTS

                   COMMERCIAL PAPER

$      3,500,000   UNIFUNDING, 5.51% due 10/10/97                    07/15/97   $   3,453,395  $  3,495,178   $  3,495,178
$      2,900,000   AAFC, 5.53% due 11/19/97                          07/15/97       2,843,425     2,878,172      2,878,172
$      1,700,000   ALAMO FUNDING 5.54% due 10/15/97                  09/05/97       1,689,536     1,696,337      1,696,337
$      2,800,000   WINDMILL FUNDING CORP 5.65% due 10/06/97          09/30/97       2,797,263     2,797,803      2,797,803
                                                                                -------------  ------------   ------------
                   TOTAL INVESTMENT IN COMMERCIAL PAPER                         $  10,783,619  $ 10,867,490   $ 10,867,490    39.31%
                                                                                -------------  ------------   ---------------------


                   TOTAL TEMPORARY INVESTMENTS                                  $  10,783,619  $ 10,867,490   $ 10,867,490    39.31%
                                                                                -------------  ------------   ---------------------

                   TOTAL INVESTMENT PORTFOLIO                                   $  41,959,829  $ 42,043,700   $ 27,644,886   100.00%
                                                                                =============  ============   =====================


                   SUMMARY OF INVESTMENTS
                   Subordinated Notes                                           $   8,537,908  $  8,537,908   $  7,992,302    28.91%
                   Common Stock and Warrants                                       22,638,302    22,638,302      8,785,094    31.78
                   Temporary Investments                                           10,783,619    10,867,490     10,867,490    39.31
                                                                                -------------  ------------   ---------------------
                                                                                $  41,959,829  $ 42,043,700   $ 27,644,886   100.00%
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

                             See the Accompanying Notes to Financial Statements.

                                        EQUITABLE CAPITAL PARTNERS, L.P.
                              SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                   (UNAUDITED)

                                                                    PAR VALUE OR
                                                     DATE OF          NUMBER OF      AMORTIZED         NET         REALIZED
SECURITY                                           TRANSACTION         SHARES          COST          PROCEEDS     GAIN (LOSS)

Polaris Pool Systems, Inc.
   Common Stock                                      1/15/97               --     $       --      $      1,100(A)  $     1,100

Lexmark International Group, Inc.
   Common Stock                                      various             30,002        200,014         772,125         572,111

Bank United Corp.
   Common Stock                                      various            779,543      5,230,428      21,811,613      16,581,185

Lexmark International, Inc.
   14.25% Sr. Sub. Note                              3/24/97       $ 19,667,348     19,667,348      22,979,735       3,312,387


Total Net Realized Gains for the                                                  ------------    ------------    ------------
  Three Months Ended March 31, 1997                                               $ 25,097,790    $ 45,564,573    $ 20,466,783
                                                                                  ============    ============    ============

Polaris Pool Systems, Inc.                           5/15/97               --     $       --      $      1,616(A) $      1,616

Lexmark International Group, Inc.
   Common Stock                                      various            226,641      1,510,948       5,888,318       4,377,370

Bank United Corp.
   Common Stock                                      various             98,365        659,990       3,088,467       2,428,477


Total Net Realized Gains for the                                                  ------------    ------------    ------------
  Three Months Ended June 30, 1997                                                $  2,170,938    $  8,978,401    $  6,807,463
                                                                                  ============    ============    ============

RI Holdings, Inc.
   16% Sr. Sub. Nts.                                 7/02/97       $ 26,338,272   $ 11,824,318    $    409,189    $(11,415,129)

RI Holdings, Inc.
   Common Stock                                      7/02/97          1,203,474      3,058,326               -      (3,058,326)

Lexmark International Group, Inc.
   Common Stock                                      various            140,921        939,478       4,676,509       3,737,031

Haddon Craftsman
   Common Stock                                      9/19/97                 --             --           8,826(A)        8,826


Total Net Realized Loss for the                                                   ------------    ------------     -----------
  Three Months Ended September 30, 1997                                           $ 15,822,122    $  5,094,524    $(10,727,598)
                                                                                  ============    ============    ============

Total Net Realized Gains for the
  Nine Months Ended September 30, 1997                                            $ 43,090,850    $ 59,637,498    $ 16,546,648
                                                                                  ============    ============    ============

(A) Proceeds represent a distribution to the Fund from the escrow account.

               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

    Valuation of Investments

     Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Fund. The total value of securities without a readily ascertainable market value is $11,693,614 and $44,569,548 as of September 30, 1997 and December 31, 1996, respectively, representing 38.9% and 40.2% of total assets, respectively. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Fund's portfolio and make recommendations regarding the value of the Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

     For privately issued securities in which the Fund typically invested, the fair value of an investment is its initial cost, adjusted for amortization of discount or premium and as subsequently adjusted to reflect the occurrence of significant developments. "Significant developments" are business, economic or market events that may affect a company in which an investment has been made or the securities comprising such investment. For example, significant developments that could result in a writedown in value include, among other things, events of default with respect to payment obligations or other developments indicating that a portfolio company's performance may fall short of acceptable levels. A writeup in value of an investment could take place when a significant favorable development occurs, such as a transaction representing the partial sale of an investment that would result in a capital gain, or company performance exceeding expected levels on a sustained basis. Although the General Partners use their best judgment in determining the fair value of these investments, there are inherent limitations in any valuation technique involving securities of the type in which the Fund invests. Therefore, the fair values presented herein are not necessarily indicative of the amount which the Fund could realize in a current transaction.

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

    Payment-In-Kind Securities

    All payment-in-kind securities received in lieu of cash interest payments from the Fund's portfolio companies are recorded at face value, unless the Managing General Partner determines that there is no reasonable expectation of collecting the full principal, amounts of such securities.

    Income Taxes

     As discusssed in Note 13, no provision for income taxes has been made since all income and losses are allocated to the Fund's partners ("Partners") for inclusion in their respective tax returns.

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

3.  Note Receivable

     On July 22, 1993, pursuant to the terms of the Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Fund, has contributed a non-interest bearing promissory note (the "Note") to the Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as such Limited Partners receive distributions representing additional returns of capital. Such distributions received for the nine months ended September 30, 1997 resulted in a $341,148 reduction of the principal amount of the Note. The promissory note of Equitable Capital was cancelled upon the contribution of Alliance Corporate's note.

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

     As stated in the Partnership Agreement, the Fund's allocable share of the Minimum Amount is $1,125,650 or $281,413 per quarter. Investment Advisory Fees for the nine months ended September 30, 1997, reflect and adjustment for the difference between the Minimum Amount due to the Investment Advisor and what was paid for the quarters ending December 31, 1996 and March 31, 1997.

     The Investment Advisory Fee is calculated and paid quarterly in advance. The Investment Advisory Fees paid by the Fund for the nine months ended September 30, 1997 and 1996 were $932,442 and $824,674, respectively.

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

     In accordance with the Partnership Agreement, beginning October 13, 1996, the Fund Administration Fee is an annual fee of $300,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Fund.

     The Fund Administration Fees paid by the Fund for the nine months ended September 30, 1997 and 1996 were $225,000 and $630,453, respectively.

     Beginning October 13, 1996, MLFAI is entitled to receive reimbursement for all direct-out-of-pocket expenses incurred in connection with the administration of the Fund, commencing October 13, 1992. For the nine months ended September 30, 1997 and 1996, the Fund incurred administrative expenses of $328,687 and $136,605, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Fund.

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

     For the nine months ended September 30, 1997 and 1996, the Fund incurred $109,609 and $147,971, respectively, of Independent General Partners' Fees and Expenses.

9. Related Party Transactions

     For the nine months ended September 30, 1997 and 1996, the Fund paid expenses of $15,384 and $73,550 respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Fund's Enhanced Yield Investments. The Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Fund paid sales commissions to Equico Securities, a related party, as described in
Note 5.

10.  Investment  Transactions

     The Fund invested primarily in Enhanced Yield Investments, also known in the securities industry as "high yield securities". The securities in which the Fund has invested were issued in conjunction with the mezzanine financing of privately structured, friendly leveraged acquisitions, recapitalizations and other leveraged financings, and are generally linked with an equity participation. Enhanced Yield Investments are debt and preferred equity securities that are unrated or are rated by Standard & Poor's Corporation as BB or lower and by Moody's Investor Services, Inc. as Ba or lower. Risk of loss upon default by the issuer is significantly greater with Enhanced Yield
Investments  than  with  investment  grade  securities  because  Enhanced  Yield
Investments are generally unsecured and are often subordinated to other creditors of the issuer. Also, these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as a recession or increasing interest rates, than investment grade issuers. Most of these securities are subject to resale restrictions and generally there is no quoted market for such securities.

     Although the Fund cannot eliminate its risks associated with participation in Enhanced Yield Investments, it has established risk management policies. The Fund subjected each prospective investment to rigorous analysis, and made only those investments that were recommended by the Managing General Partner and that met the Fund's investment guidelines or that were otherwise approved by the Independent General Partners. Fund investments are measured against specified Fund investment and performance guidelines. To limit the exposure of the Fund's capital in any single issuer, the Fund limited the amount of its investment in a particular issuer. The Fund also continually monitors portfolio companies in order to minimize the risks associated with participation in Enhanced Yield Investments.

     On January 2, April 2, and July 1, 1997, the Fund received $65,194, $64,754 and $67,143, respectively, from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Fund. No gain, loss or income has been recorded on this transaction.

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

     On April 8, 1997, the Fund received a dividend of $13,771 from Bank United Corp.

     On July 2, 1997, the Fund sold its RI Holdings Inc., 16% Senior Subordinated Notes for $409,189 and realized a loss of $11,415,129 on the sale. The write-off of the common stocks resulted in a realized loss of $3,058,326.

     On September 19, 1997, the Fund received additional procees of $8,826 from Haddon Craftsman. This represents proceeds from the sale of the investment from prior years that have been held in escrow.

     During the nine months ended September 30, 1997, the Fund sold the remaining 877,908 shares of Bank United Corp. Class A Common Stock for $24,900,079 and realized a gain of $19,009,662.

     During the nine months ended September 30, 1997, the Fund sold 397,564 shares of Lexmark International Group, Inc. Class B Common Stock for $11,336,952 resulting in a gain of $8,686,512.

     All of the proceeds received during the third quarter of 1997 are expected to be distributed to Limited Partners on record as of September 30, 1997, on November 14, 1997.

     As of September 30, 1997, the Fund had remaining investments in 3 Managed Companies (a Managed Company is one to which the Fund, the Managing General Partner or other persons in the Fund's investor group make significant managerial assistance available) and 4 Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $31,176,210 (including $854,000 capitalized cost of payment-in-kind securities), consisting of $8,537,908 in senior notes and subordinated notes and $22,638,302 in common stock and purchase warrants.

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

     For the nine months ended September 30, 1997, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     For the nine months ended September 30, 1997, the Fund recorded net unrealized depreciation on Enhanced Yield Investments of $20,943,490 compared to $37,949,493 of unrealized appreciation for the nine months ended September 30, 1996. Such depreciation was the result of adjustments in value made with respect to the following investments during the nine months ended September 30, 1997:

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

     Due to the sale of 30,002 shares of Lexmark International Group, Inc. Class B Common Stock in January, 226,641 shares in May and June and 140,921 shares in July through September 1997 the Fund reversed $2,389,245, $2,178,374 and $2,936,608 of unrealized appreciation, respectively.

     During the first quarter Leather U.S., Inc. common stock was written down from 100% to 15% of the par. In the second quarter ended June 30, 1997 Leather U.S., Inc. common stock was written down from 15% to 0% of the par. The writedowns resulted in unrealized depreciation of $9,342,000 to the Fund.

     On March 31, 1997, Pergament Home Center, Inc. Floating Rate Demand Note was written down from 75% to 50% of par, resulting in unrealized depreciation of $677,642 to the Fund. In the third quarter ended September 30, 1997, Pergament Home Centers, Inc., Floating Rate Demand Note was written down from 50% of par to 25% of par. This writedown resulted in unrealized depreciation of $677,305.

     Due to the sale of the 16% Senior Subordinated Notes and the write-off of the common stocks of RI Holdings Inc., in July 1997 the Fund reversed depreciation of $11,336,574 and $3,058,326, respectively.

     During the three months ended September 30, 1997, Western Pioneer, Inc., 10% Senior Subordinated Notes were written down from 50% of par to 30% of par This writedown resulted in unrealized depreciation of $1,892,000.

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

14. Subsequent Events

     On November 6, 1997, the Independent General Partners approved an aggregate cash distribution of $5,259,611 for the three months ended September 30, 1997, which will be paid on November 14, 1997 to the Limited Partners. The amount that will be distributed to Limited Partners on record as of September 30, 1997 includes $2,049,199 of return of capital. On a per Unit basis, the distribution of $18.48 includes $11.28 of net realized gains and $7.20 of return of capital. The Managing General Partner's one percent allocation of $53,127 is being held as a Deferred Distribution Amount resulting in no distribution to the Managing General Partner.

     In November 1997, pursuant to a Secondary Offering of shares of Lexmark International Group, Inc common stock the Fund sold 54,486 shares of common stock at a net price of $29.90 per share. The Fund received $1,629,131 of net proceeds and realized a gain of $1,265,890. The Fund continues to hold 99,568 shares of Lexmark common stock.

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

Investments

     As of September 30, 1997, the Fund had a total of 7 Enhanced Yield Investments at a net cost of $31,176,210 (inclusive of the receipt of securities having a capitalized cost of $854,000 received as payment-in-kind interest on certain Enhanced Yield Investments).

Proceeds from Investments

     During the nine months ended September 30, 1997, the Fund received proceeds from the following investments:

     On January 2, April 2, and July 1, 1997, the Fund received $65,194, $64,754 and $67,143, respectively, from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Fund. No gain, loss or income has been recorded on this transaction.

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

     On April 8, 1997, the Fund received a dividend of $13,771 from Bank United Corp.

     On July 2, 1997, the Fund sold its RI Holdings Inc., 16% Senior Subordinated Notes for $409,189 and realized a loss of $11,415,129 on the sale. The write-off of the common stocks resulted in a realized loss of $3,058,326.

     During the nine months ended September 30, 1997, the Fund sold the remaining 877,908 shares of Bank United Corp. Class A Common Stock for $24,900,079 and realized a gain of $19,009,662.

     On September 19, 1997, the Fund received additional proceeds of $8,826 from Haddon Craftsman. This represents proceeds from the sale of the investment from prior years that have been held in escrow.

     During the nine months ended September 30, 1997, the Fund sold 397,564 shares of Lexmark International Group, Inc. Class B Common Stock for $11,336,952 resulting in a gain of $8,686,512.

     All of the proceeds received during the third quarter of 1997 are expected to be distributed to Limited Partners on record as of September 30, 1997, on November 14, 1997.

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

Results of Operations

     For the three and nine months ended September 30, 1997, net investment income decreased by $675,908 and $4,645,904 respectively, as compared to the same period in 1996. Net investment income is comprised of investment income (primarily interest and dividend income) offset by expenses. The decrease in the 1997 net investment income versus the comparative period in 1996, reflects the decrease in interest and dividend income partially offset by the decrease in Fund Administration Fees and Expenses.

     For the three and nine months ended September 30, 1997, the Fund had investment income of $350,243 and $2,324,295, respectively, as compared to $1,151,762 and $7,205,553 , respectively, for the same periods in 1996. The decrease in 1997 investment income of 68% was primarily due to an decrease in interest and dividend income.

     The Fund incurred expenses of $527,555 and $1,669,805 for the three and nine months ended September 30, 1997, as compared to $653,166 and $1,905,159 for the same periods in 1996. The decrease in the 1997 expenses of $235,354 was primarily due to a decrease in Professional Fees, Fund Administration Fees and Expenses and Independent General Partner's Fees and Expenses paid by the Fund. The Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Expenses and Independent General Partners' Fees and Expenses.

     The Fund experienced an decrease in net assets resulting from operations for the nine months ended September 30, 1997 in the amount of $3,742,352 as compared to an increase of $17,469,967 for the comparative period in 1996. The decrease in net assets for the nine months ended September 30, 1997 is comprised of net investment income of $654,490, net realized gains of $16,546,648 offset by a net change in unrealized depreciation of $20,943,490. For the comparable period in 1996, the increase in net assets was comprised of net investment income of $5,300,394, net realized losses of $25,779,920 offset by a net change in unrealized appreciation of $37,949,493 (see Statements of Operations in the Financial Statements).

     For the three months ended September 30, 1997 and 1996, the Fund incurred Investment Advisory Fees of $281,413 and $249,764, respectively. For the nine months ended September 30, 1997 and 1996, the Fund incurred Investment Advisory Fees of $932,442 and $824,674, respectively (as described in Note 6 to the Financial Statements).

     The Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended September 30, 1997 and 1996 were $173,086 and $229,860 respectively, and for the nine months ended September 30, 1997 and 1996 were $553,687 and $767,058, respectively. The decrease from 1996 to 1997 of $213,371 is primarily due to the Fund Administration Fee changing to an annual fee of $300,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Fund.

     Independent General Partners' Fees and Expenses incurred for the three and nine months ended September 30, 1997 and 1996 were $39,556 and $49,636, respectively and $109,609 and $147,971, respectively.

     The Fund incurred Professional Fees of $31,000 and $62,050 for the three and nine months ended September 30, 1997, respectively. Professional Fees incurred for the same periods in 1996 were $123,906 and $141,179, respectively. (See Note 9 to the Financial Statements.)

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

     For the nine months ended September 30, 1997, the Fund recorded net unrealized depreciation on Enhanced Yield Investments of $20,943,490 as compared to $37,949,493 of unrealized appreciation for the nine months ended September 30, 1996. The change in unrealized depreciation was primarily the result of unrealized depreciation in Leather U.S., Pergament Home Centers, Inc. and Western Pioneer, Inc., the reversal of depreciation on RI Holdings, Inc. and the reversal of unrealized appreciation in Bank United Corp. and Lexmark International Group, Inc.

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

Realized Gains and Losses on Investments

     During the three months ended September 30, 1997, the Fund recorded a net realized loss of $10,727,598 and for the nine months ended September 30, 1997 the Fund recorded net realized gains of $16,546,648 on transactions involving five Enhanced Yield Investments. For the three and nine months ended September 30, 1996, the Fund recorded net realized losses on investments of $12,705,316 and $25,779,920, respectively, on transactions involving four Enhanced Yield Investments (see Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

                           PART II - OTHER INFORMATION

    Items 1 through 4 are herewith omitted as the response to items is either none or not applicable for the September 30, 1997, Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits: Exhibit 27 - Financial Data Schedule for the quarter ending September 30, 1997.

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

(b)  Reports on Form 8-K - None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 1997.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated:  November 14, 1997     /s/  James R. Wilson
                              -----------------------------
                              James R. Wilson
                              Title:  President


Dated:  November 14, 1997     /s/  Andy Pitsillos
                              ---------------------------
                              Andy Pitsillos
                              Title:  Vice President and Chief
                                      Accounting Officer

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 1997.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated:  November 14, 1997
                              James R. Wilson
                              Title:  President


Dated:  November 14, 1997
                              Andy Pitsillos
                              Title:  Vice President and Chief
                                      Accounting Officer