Form 10-K
period 1997-12-31
EQUITABLE CAPITAL PARTNERS L P
filed 1998-03-27
CIK 828847

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K



                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the year ended                   Commission File Number
          December 31, 1997                          1-16531


                        EQUITABLE CAPITAL PARTNERS, L.P.
      (Exact name of registrant as specified in its governing instruments)

              Delaware                               13-3486115
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

Investments

     As set forth in the Partnership Agreement, the Fund's investment period ended on October 12, 1991, three years after the Fund's operations commenced. Thereafter, the Fund is not permitted to acquire new Enhanced Yield Investments, but can make follow-on investments in existing portfolio companies. During the year ended December 31, 1997, the Fund made no follow-on investments.

     During the year ended December 31, 1996, the Fund made a follow-on investment in one Managed Company (as defined in the Prospectus) at a total cost of $4,532.

     During the year ended December 31, 1995, the Fund made a follow-on investment in one Managed Company at a total cost of $1,869 and paid $457 in additional consideration to exercise warrants.

     As of December 31, 1997, the Fund had a total of 7 Enhanced Yield Investments at a cost of $30,698,278. During 1997, 1996 and 1995 the Fund received $61,774,551, $28,181,211 and $21,907,154, respectively, in principal payments and prepayments relating to certain Enhanced Yield Investments.

     The Fund invests in certain temporary investments, consisting principally of commercial paper with maturities of less than sixty days. Currently, proceeds that are not invested in Enhanced Yield Investments or returned to Limited Partners are held in such temporary investments.

Competition

     The Fund has completed its investment period and reinvestment period and no longer has to compete for investments.

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

     The number of holders of Units as of December 31, 1997 was 16,832. The Managing General Partner holds a general partner interest in the Fund and does not hold any Units. Pursuant to the terms of the Partnership Agreement, the Fund generally makes distributions within 45 days after the end of each calendar quarter of cash income received from investments in excess of expenses of operation, reserves for expenses and certain investments and liabilities. Net cash receipts representing cumulative income and gains are distributed as soon as practicable after the related disposition. Such distributions are allocated among the Managing General Partner, and the Limited Partners, in general, first 99% to the Limited Partners and 1% to the Managing General Partner until the Limited Partners have received a cumulative priority return of 10% noncompounded on an annual basis on their investments in Enhanced Yield Investments, second, 70% to the Limited Partners and 30% to the Managing General Partner until the Managing General Partner has received 20% of all current and prior distributions on such investments and, thereafter, 80% to the Limited Partners and 20% to the Managing General Partner. The Fund's distribution procedures are described in detail in the Prospectus under the caption "Distributions and Allocations"; the information under such caption is incorporated by reference in this Item 5.

     On February 5, 1998, the Independent General Partners approved an aggregate cash distribution of $2,410,665 for the three months ended December 31, 1997, which was paid on February 13, 1998 to the Limited Partners. The amount that was distributed to Limited Partners on record as of December 31, 1997 includes $987,600 of return of capital. On a per Unit basis, the distribution of $8.47 includes $5.00 of net realized gains and $3.47 of return of capital. The Managing General Partner's one percent allocation of $24,350 was reduced by its one percent allocation of realized gains and capital returned from investments during the fourth quarter of 1997, of which $24,245 is being held as a Deferred Distribution Amount resulting in a net distribution to the Managing General Partner of $105.

Item 6. Selection Financial Data


                                                        For the Years Ended

                             December 31, 1997      December 31, 1996      December 31, 1995  December 31, 1994    December 31, 1993
TOTAL FUND INFORMATION:      -----------------      -----------------      -----------------  -----------------    -----------------
Cash Distributions                $ 81,951,834(a)       $  27,348,085 (c)   $   41,174,256 (d)   $   54,554,528      $   45,172,973
Net Assets                          24,731,786            110,708,174          112,353,878          157,930,203         219,924,070
Total Assets                        24,840,604            110,843,385          112,437,110          158,039,361         220,036,182
Net Investment Income                  461,348              5,918,157            5,215,211            6,924,128          15,218,052
Net Change in Unrealized
  Appreciation (Depreciation)
  on Investments                   (22,097,649)            31,877,152            2,627,096          (15,853,762)          1,053,093
Net Realized (Losses) Gains
  on Investments                    17,973,591            (12,010,831)         (11,988,596)           1,758,116           3,120,202

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Cash Distributions                $     287.88 (a)      $       95.83 (c)   $       144.38 (d)   $       191.33       $      157.98


Cumulative Cash Distributions         1,179.65 (b)             891.77               795.94               651.56              460.23
Investment Income                         9.13                  28.80                27.77                36.53               70.47
Expenses                                  7.52                  (8.22)               (9.63)              (12.44)             (17.54)
Net Investment Income                     1.60                  20.59                18.14                24.09               52.93

Net Unrealized Appreciation
 (Depreciation) on Investments          (76.87)                110.88                 9.14               (55.15)               3.66


Net Realized (Losses) Gains
  on Investments                         62.52                 (41.78)              (41.70)                6.12               10.85
Net Asset Value                          82.91                 383.53               390.82               548.47              764.75


(a) Includes Return of Capital of $35,826,833 or $125.88 per LP Unit.
(b) Includes Return of Capital of $402.40 per LP Unit.
(c) Includes Return of Capital of $8,128,490 or $28.56 per LP Unit.
(d) Includes Return of Capital of $25,324,686 or $88.98 per LP Unit.

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

     Investments

     As of December 31, 1997, the Fund had a total of 7 Enhanced Yield Investments at a net cost of $30,698,278.

     Proceeds from Investments

     During the year ended December 31, 1997, the Fund received the following proceeds:

     During the year ended December 31, 1997, the Fund received a total of $200,373 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Fund. No gain, loss or income was recorded on this transaction.

     During the year ended December 31, 1997, the Fund received additional proceeds of $2,716 from Polaris Pool Systems, Inc. This represents proceeds from the sale of the investments from prior years that were held in escrow for future adjustments and expenses.

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

     On April 8, 1997, the Fund received a dividend of $13,771 from Bank United Corp.

     On July 2, 1997, the Fund sold its RI Holdings Inc., 16% Senior Subordinated Notes for $409,189 and realized a loss of $11,415,129 on the sale. Additionally, the write-off of the common stock resulted in an additional realized loss of $3,058,326.

     During the year ended December 31, 1997, the Fund sold the remaining 877,908 shares of Bank United Corp. Class A Common Stock for $24,900,080 and realized a gain of $19,009,662.

     On September 19, 1997, the Fund received additional proceeds of $8,826 from Haddon Craftsman. This represents proceeds from the sale of the investment from prior years that have been held in escrow.

     During the year ended December 31, 1997, the Fund sold 458,982 shares of Lexmark International Group, Inc. Class B Common Stock for $13,173,350 resulting in a gain of $10,113,455.

     All of the proceeds received during the fourth quarter of 1997 are expected to be distributed to Limited Partners on record as of December 31, 1997, on Febuary 13, 1998.

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

Results of Operations

     For the year ended December 31, 1997, the Fund had net investment income of $461,348, a decrease of $5,456,809 from the net investment income of $5,918,157 for the year ended December 31, 1996. The Fund had net investment income of $5,215,211 for the same period in 1995. Net investment income is comprised of investment income (primarily interest and dividend income) offset by expenses. The decrease in the 1997 net investment income versus the comparative period in 1996 reflects a decrease in interest and dividend income partially offset by the decrease in Fund Administration Fees and Expenses.

     For the year ended December 31, 1997, the Fund had investment income of $2,623,310, as compared to $8,279,977, for the same period in 1996 and $7,984,889 for the same period in 1995. The decrease in 1997 investment income of 68% versus 1996 was primarily due to a decrease in the amount of accural status securities held by the Fund due to sales and repayments of Enhanced Yield Investments during 1997. The increase in the 1996 investment income of 3.7% versus the comparative period in 1995 was primarily due to an increase in dividend income partially offset by a decrease in the amount of accural status debt securities held by the Fund due to the sales and repayments of Enhanced Yield investments during 1996.

     The Fund incurred expenses of $2,161,962, for the year ended December 31, 1997, as compared to $2,361,820 for the same period in 1996 and $2,769,678 for the same period in 1995. The decrease in the 1997 expenses versus 1996 expenses of $199,858 was primarily due to the decrease in the Professional Fees, Fund Administration Fees and Expenses and Independent General Partners' Fees and Expenses paid by the Fund. The decrease in the 1996 expenses versus 1995 expenses of $407,858 was primarily due to the decrease in the Investment Advisory Fee and Fund Administration Fees and Expenses.

     The Fund experienced a decrease in net assets resulting from operations for the year ended December 31, 1997 in the amount of $3,662,710 as compared to an increase of $25,784,478 for the same period in 1996. The decrease in net assets resulting from operations in 1997 versus 1996 is attributable to an decrease in net investment income of $5,456,809, an increase in unrealized depreciation of $53,974,801 offset by an increase in net realized gains of $29,984,422 (see Statement of Operations in the Financial Statements). The increase in net assets resulting from operations in 1996 of $25,784,478 as compared to a decrease in 1995 of $4,146,289 was attributable to a increase in net investment income of $702,946, an increase in unrealized appreciation of $29,250,056 offset by an increase in net realized losses of $22,235.

     For the year ended December 31, 1997, the Fund incurred an Investment Advisory Fee of $1,213,855. Investment Advisory Fee for the year ended December 31, 1997, reflects an adjustment for the difference between the Minimum Amount due to the Investment Advisor and what was paid for the quarters ending December 31, 1996 and 1997 (as described in Note 6 to the Financial Statements). For the years ended December 31, 1996 and 1995, the Fund incurred Investment Advisory Fees of $1,037,447 and $1,442,458, respectively.

     The Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the years ended December 31, 1997, 1996 and 1995, were $701,134, $916,209 and $1,077,666, respectively. The decrease of $215,075 from
1996 to 1997 is primarily due to the Fund Administration Fee changing to an annual fee of $300,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Fund. During the years ended December 31, 1997, 1996 and 1995, the Fund incurred a total of $401,134, $192,068 and
$173,962, respectively, of administrative expenses consisting primarily of printing, audit and tax return preparation and custodian fees paid for by the Fund Administrator.

     Independent General Partners' Fees and Expenses incurred for the years ended December 31, 1997, 1996 and 1995 were $151,406, $192,279 and $167,152 respectively. The changes are attributable to fluctuations in legal fees incurred by the Independent General Partners. (See Note 9 to the Financial Statements).

     The Fund incurred professional fees of $82,050, $183,323 and $69,167 for the years ended December 31, 1997, 1996 and 1995, respectively, which included reimbursed legal fees to Debevoise & Plimpton and Equitable Life for legal services (See Note 9 to the Financial Statements).

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

     For the year ended December 31, 1997 the Fund recorded net unrealized depreciation on Enhanced Yield Investments of $22,097,649 as compared to $31,877,152 of unrealized appreciation at December 31, 1996. For the year ended December 31, 1995, the Fund recorded net unrealized appreciation on Enhanced Yield Investments of $2,627,096. The change of $53,974,801 from 1996 to 1997, in unrealized depreciation was primarily the result of unrealized depreciation in Pergament Home Centers, Inc. and Western Pioneer, Inc., the reversal of depreciation on RI Holdings, Inc. and the reversal of unrealized appreciation in Lexmark International Group, Inc. and Bank United Corp. (See Note 12 to the Financial Statements).

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

    The following investments have been on non-accrual status as of the respective dates:

    Pergament Home Centers, Inc.
      Floating Rate Demand Note              July 1, 1996
    Western Pioneer, Inc. 10%
      Senior Subordinated Note               November 30, 1994

Realized Gains and Losses on Investments

     For the year ended December 31, 1997, the Fund recorded a net realized gain of $17,973,591 on transactions involving five Enhanced Yield Investments. (See
Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses). For the years ended December 31, 1996 and 1995, the Fund realized a net realized losses of $12,010,831 and $11,988,596, respectively.

Item 8.  Financial Statements and Supplementary Data

                        EQUITABLE CAPITAL PARTNERS, L.P.


                                TABLE OF CONTENTS


Independent Auditors' Report

Statements of Assets, Liabilities and Partners' Capital as of
     December 31, 1997 and 1996

Statements of Operations
     For the Years Ended December 31, 1997, 1996 and 1995

Statements of Cash Flows
     For the Years Ended December 31, 1997, 1996 and 1995

Statements of Changes in Net Assets
     For the Years Ended December 31, 1997, 1996 and 1995

Statements of Changes in  Partners'  Capital
     For the Years Ended December 31, 1997, 1996 and 1995

Schedule of Portfolio Investments - December 31, 1997

Supplementary Schedule of Realized Gains and Losses
     For the Year Ended December 31, 1997

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Equitable Capital Partners, L.P.

     We have audited the accompanying statements of assets, liabilities and partners' capital of Equitable Capital Partners, L.P. (the "Fund") as of December 31, 1997 and 1996, including the schedule of portfolio investments, as of December 31, 1997, and the related statements of operations, cash flows, changes in net assets and changes in partners' capital for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Fund's General Partners. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures include confirmation of securities owned as of December 31, 1997, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 1997 and 1996, the results of operations, its cash flows and the changes in its net assets and partners' capital for the respective stated periods, in conformity with generally accepted accounting principles.

     As explained in Note 2, the financial statements of the Fund include securities valued at $11,625,136 and $44,569,548, as of December 31, 1997 and 1996 respectively, representing 46.8 and 40.2 percent of total assets, respectively, whose values have been estimated by the General Partners of the Fund in the absence of readily ascertainable market values. We have reviewed the procedures used by the General Partners in arriving at their estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of realized gains and losses for the year ended December 31, 1997 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Fund's General Partners. Such schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


Deloitte & Touche LLP
New York, New York
February 20, 1998

                        EQUITABLE CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL


ASSETS:                                                                Notes           December 31, 1997        December 31, 1996
                                                                      -------          -----------------        -----------------

     Investments                                                      2,10,12
         Enhanced Yield Investments at Value-
              Managed Companies
              (amortized cost of $16,931,732 at
              December 31, 1997 and $55,159,154
              at December 31, 1996)                                                     $      7,589,732          $    52,325,273
              Non-Managed Companies
              (amortized cost of $13,766,546 at
              December 31, 1997 and $19,239,803
              at December 31, 1996)                                                            7,555,572               28,618,359
         Temporary Investments
              (at amortized cost )                                                             8,098,650               27,105,414

     Cash                                                                                         47,134                   91,206
     Interest Receivable                                               2,12                       64,768                  753,608
     Note Receivable                                                    3,4                    1,484,748                1,846,593
     Receivable for Investment Sold                                                                    -                  100,282
     Prepaid Expenses                                                                                  -                    2,650

TOTAL ASSETS                                                                            $     24,840,604          $   110,843,385
                                                                                        ================          ===============


LIABILITIES AND PARTNERS' CAPITAL

     Liabilities
         Professional Fees Payable                                       9              $         41,548          $        40,107
         Independent General Partners' Fees Payable                      8                        12,396                   24,456
         Fund Administrative Expenses Payable                            7                        50,149                   58,985
         Other Accrued Liabilities                                                                 4,725                   11,663
              Total Liabilities                                                                  108,818                  135,211

     Partners' Capital
         Managing General Partner                                       3,4                    1,134,402                1,550,892
         Limited Partners (284,611 Units)                                4                    23,597,384              109,157,282
              Total Partners' Capital                                                         24,731,786              110,708,174

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                 $     24,840,604          $   110,843,385
                                                                                        ================          ===============


               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS

                                                                                  For the Years Ended
                                                          -----------------------------------------------------------
                                                          December 31, 1997    December 31, 1996    December 31, 1995
                                                          -----------------    -----------------    -----------------
INVESTMENT INCOME- Notes 2,12:
     Interest                                             $       2,486,632    $       4,478,309    $       7,936,925
     Dividend and Discount                                          136,678            3,801,668               47,964
          TOTAL INVESTMENT INCOME                                 2,623,310            8,279,977            7,984,889

EXPENSES:
     Investment Advisory Fee- Note 6                              1,213,855            1,037,447            1,442,458
     Fund Administration Fees and Expenses- Note 7                  701,134              916,209            1,077,666
     Independent General Partners'
      Fees and Expenses- Note 8                                     151,406              192,279              167,152
     Professional Fees - Note 9                                      82,050              183,323               69,167
     Insurance Fees                                                   6,017                5,256                 --
     Valuation Expenses                                               7,500               27,306               13,235
          TOTAL EXPENSES                                          2,161,962            2,361,820            2,769,678

NET INVESTMENT INCOME                                               461,348            5,918,157            5,215,211

NET CHANGE IN UNREALIZED (DEPRECIATION)
     APPRECIATION ON INVESTMENTS- Note 12                       (22,097,649)          31,877,152            2,627,096

NET REALIZED GAINS (LOSSES)ON INVESTMENTS- Note 10               17,973,591          (12,010,831)         (11,988,596)

NET DECREASE IN NET ASSETS
     RESULTING FROM OPERATIONS                            $      (3,662,710)   $      25,784,478    $      (4,146,289)
                                                          =================    =================    =================




               See the Accompanying Notes to Financial Statements

                                            EQUITABLE CAPITAL PARTNERS, L.P.
                                                STATEMENTS OF CASH FLOW

                                                                                             For the Years Ended
                                                                         -----------------------------------------------------------
INCREASE (DECREASE) IN CASH                                              December 31, 1997    December 31, 1996    December 31, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:                                    -----------------    -----------------    -----------------
      Interest and Discount Income                                       $       2,132,489    $       7,505,048    $      9,797,734
      Fund Administration Fees & Expenses                                         (709,970)            (893,841)         (1,092,756)
      Investment Advisory Fee                                                   (1,213,855)          (1,037,447)         (1,442,458)
      Independent General Partners' Fees and Expenses                             (163,466)            (183,096)           (164,204)
      Valuation Expenses                                                           (14,438)             (21,501)            (25,370)
      Sale (Purchase)of Temporary Investments, Net                              20,186,427           (6,016,884)         12,191,972
      Purchase of Enhanced Yield Investments                                          --                     --              (1,869)
      Proceeds from Sales and Principal Payments of
          Enhanced Yield Investments                                            61,774,551           28,181,211          21,907,154
      Professional Fees                                                            (80,234)            (168,325)            (70,815)
      Insurance Fees                                                                (3,742)                (375)             (7,906)
          Net Cash Provided by Operating Activities                             81,907,762           27,364,790          41,091,482
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash Distributions to Partners                                           (81,951,834)         (27,348,085)        (41,174,256)
          Net Cash Used in Financing Activities                                (81,951,834)         (27,348,085)        (41,174,256)
Net (Decrease) Increase in Cash                                                    (44,072)              16,705             (82,774)
Cash at the Beginning of the Period                                                 91,206               74,501             157,275
Cash at the End of the Period                                            $          47,134    $          91,206    $         74,501
                                                                         =================    =================    ================


                                       RECONCILIATION OF NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
                                              OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Increase (Decrease) In Net Assets
     Resulting From Operations                                           $      (3,662,710)   $      25,784,478    $     (4,146,289)

Adjustments to Reconcile Net Increase (Decrease) in Net Assets
      Resulting from Operations to Net Cash Provided by Operating
      Activities:
Decrease in Investments                                                         63,987,387           34,175,157          46,085,852
Decrease (Increase) in Accrued Interest and other Investment Income               (490,821)            (774,928)          1,812,846
Decrease (Increase)in Prepaid Expenses                                               2,650                5,256              (7,906)
Net Change in Unrealized Depreciation
  (Appreciation) on Investments                                                 22,097,649          (31,877,152)         (2,627,096)
Increase (Decrease) in Fund Administration Expenses Payable                         (8,836)              22,368             (15,090)
(Decrease) Increase in Other Accrued Liabilities                                    (6,938)               5,805             (10,370)
(Decrease) Increase in Independent General
   Partners' Fees Payable                                                          (12,060)               9,183               1,945
Increase (Decrease)in Professional Fees Payable                                      1,441               14,623              (2,410)
      Total Adjustments                                                         85,570,472            1,580,312          45,237,771
Net Cash Provided by Operating Activities                                $      81,907,762    $      27,364,790    $     41,091,482
                                                                         =================    =================    ================




                          See the Accompanying Notes to Financial Statements.

                                              EQUITABLE CAPITAL PARTNERS, L.P.
                                            STATEMENTS OF CHANGES IN NET ASSETS

                                                                                      For the Years Ended
                                                               -----------------------------------------------------------
                                                               December 31, 1997    December 31, 1996    December 31, 1995
                                                               -----------------    -----------------    -----------------
FROM OPERATIONS:

    Net Increase (Decrease) in Net Assets
       Resulting from Operations                               $      (3,662,710)   $      25,784,478    $      (4,146,289)

    Cash Distributions to Partners                                   (81,951,834)         (27,348,085)         (41,174,256)

    Reduction in Managing General Partners' Contribution                (361,844)             (82,097)            (255,780)

    Total Decrease                                                   (85,976,388)          (1,645,704)         (45,576,325)

NET ASSETS:

    Beginning of Period                                              110,708,174          112,353,878          157,930,203

    End of Period                                              $      24,731,786    $     110,708,174    $     112,353,878
                                                               =================    =================    =================




                           See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                                   Managing         Limited
                                                                        Notes   General Partner     Partners            Total
                                                                                -------------    -------------    -------------

FOR THE YEAR ENDED DECEMBER 31, 1995

Partners' Capital at January 1, 1995                                            $   1,828,320    $ 156,101,883    $ 157,930,203
Cash Distributions to Partners                                                        (82,120)     (41,092,136)     (41,174,256)
Reduction in Managing General Partners' Contribution                       3         (255,780)            --           (255,780)
Allocation of Net Investment Income                                       11           52,152        5,163,059        5,215,211
Allocation of Net Unrealized Appreciation
   on Investments                                                         12           26,271        2,600,825        2,627,096
Allocation of Net Realized Losses on Investments                                     (119,887)     (11,868,709)     (11,988,596)
Partners' Capital at December 31, 1995                                          $   1,448,956    $ 110,904,922    $ 112,353,878
                                                                                =============    =============    =============


FOR THE YEAR ENDED DECEMBER 31, 1996

Partners' Capital at January 1, 1996                                            $   1,448,956    $ 110,904,922    $ 112,353,878
Cash Distributions to Partners                                                        (73,813)     (27,274,272)     (27,348,085)
Reduction in Managing General Partners' Contribution                       3          (82,097)            --            (82,097)
Allocation of Net Investment Income                                       11           59,182        5,858,975        5,918,157
Allocation of Net Unrealized Appreciation
   on Investments                                                         12          318,772       31,558,380       31,877,152
Allocation of Net Realized Gains on Investments                                      (120,108)     (11,890,723)     (12,010,831)
Partners' Capital at December 31, 1996                                          $   1,550,892    $ 109,157,282    $ 110,708,174
                                                                                =============    =============    =============

FOR THE YEAR ENDED DECEMBER 31, 1997

Partners' Capital at January 1, 1997                                            $   1,550,892    $ 109,157,282    $ 110,708,174
Cash Distributions to Partners                                                        (18,019)     (81,933,815)     (81,951,834)
Reduction in Managing General Partners' Contribution                       3         (361,844)            --           (361,844)
Allocation of Net Investment Income                                       11            4,613          456,735          461,348
Allocation of Net Unrealized Depreciation
   on Investments                                                         12         (220,976)     (21,876,673)     (22,097,649)
Allocation of Net Realized Gains on Investments                                       179,736       17,793,855       17,973,591
Partners' Capital at December 31, 1997                                          $   1,134,402    $  23,597,384    $  24,731,786
                                                                                =============    =============    =============

                           See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1997



   PRINCIPAL                                                      INVESTMENT     INVESTMENT     AMORTIZED     VALUE      % OF TOTAL
 AMOUNT/SHARES                  INVESTMENT                            DATE          COST          COST       (NOTE 2)    INVESTMENTS
---------------  --------------------------------------------     -----------    ----------    ----------    ---------   -----------

                    ENHANCED YIELD INVESTMENTS
                    MANAGED COMPANIES

                    MISCELLANEOUS MANUFACTURING

                    QUANTEGY ACQUISITION CORP.
                    (FORMERLY AMPEX RECORDING MEDIA CORP.)
        162 Shares  Quantegy Acquisition Corp., Common Stock          11/13/95  $  3,464,732    $3,464,732   $ 3,464,732
                                                                                ------------    ----------   -----------
                                                                                   3,464,732     3,464,732     3,464,732      14.91%
                                                                                ------------    ----------   -----------------------

                    LEATHER AND LEATHER PRODUCTS

                    LEATHER U.S., INC. - NOTE 12
                    (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
      795.00 Shares Leather U.S., Inc., Common Stock                  04/09/96     9,342,000     9,342,000             0
                                                                                ------------   -----------   -----------
                                                                                   9,342,000     9,342,000             0       0.00
                                                                                ------------   -----------   -----------------------

                    MISCELLANEOUS RETAIL

                    R&S/STRAUSS, INC.
                    (FORMERLY WSR ACQUISITION CORPORATION)
  $      1,815,000  R&S/Strauss, Inc., Sr. Sub. Nt. 15% due 05/31/00* 06/13/90     1,815,000     1,815,000     1,815,000
  $      2,310,000  R&S/Strauss, Inc., Sr. Sub. Nt. 15% due 05/31/00* 06/13/90     2,310,000     2,310,000     2,310,000
                                                                                 -----------  ------------   -----------
                                                                                   4,125,000     4,125,000     4,125,000      17.75
                                                                                 -----------  ------------   -----------------------




                    TOTAL INVESTMENT IN  MANAGED  COMPANIES                     $ 16,931,732  $ 16,931,732   $ 7,589,732      32.66%
                    ---------------------------------------                     ------------  ------------   -----------------------

                             See the Accompanying Notes to Financial Statements.

                                              EQUITABLE CAPITAL PARTNERS, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                    DECEMBER 31, 1997
                                                      (CONTINUED)

  PRINCIPAL                                                           INVESTMENT    INVESTMENT    AMORTIZED    VALUE     % OF TOTAL
 AMOUNT/SHARES                       INVESTMENT                         DATE           COST         COST      (NOTE 2)   INVESTMENTS
---------------  ---------------------------------------------------- ------------ --------------- ----------- --------- -----------

                    NON-MANAGED COMPANIES

                    CONSUMER PRODUCTS MANUFACTURING

                    LEXMARK INTERNATIONAL GROUP, INC. - NOTES 10,12
     92,636 Shares  Lexmark International Group, Inc.,
                     Class B Common Stock (b)                         03/27/91   $   617,535   $    617,535  $   3,520,168
                                                                                 -----------   ------------  -------------
                                                                                     617,535        617,535      3,520,168    15.14%
                                                                                 -----------   ------------  -----------------------

                    DISTRIBUTION SERVICES

                    WESTERN PIONEER, INC. - NOTE 12
  $      9,460,000  Western Pioneer, Inc.,
                      Sr. Sub. Nts. 10% due 11/30/07*(a)              11/30/94     1,219,460     1,219,460      2,838,000
   162,161 Warrants Western Pioneer, Inc.,
                     Common Stock Purchase Warrants **                11/30/94             0             0              0
                                                                                 -----------  ------------   ------------
                                                                                   1,219,460     1,219,460      2,838,000     12.20
                                                                                 -----------  ------------   ----------------------

                    HEALTH SERVICES

                    MTI HOLDINGS, INC.
  $        220,102  MTI Holdings, Inc.,
                     Sr. Sec. Nt. 12% due 07/01/03*                   08/06/96       220,102       220,102        220,102
   15,772 Shares    MTI Holdings, Inc., Common Stock**                08/06/96       236,580       236,580        236,580
    4,397 Warrants  MTI Holdings, Inc., Common Stock
                     Purchase Warrants                                08/06/96             0             0              0
                                                                                   ---------    ----------     ----------
                                                                                     456,682       456,682        456,682      1.96
                                                                                   ---------    ----------     --------------------

                    MISCELLANEOUS RETAIL

                    PERGAMENT HOME CENTERS, INC.- NOTES 10, 12
  $      3,236,800  Pergament Acq. Corp., Home Centers, Inc.
                     Floating Rate Demand Note due 07/31/00* (a)      10/18/91     2,904,869     2,904,869        740,722
     380.80 Shares  Pergament Holding, Corp., Common Stock Class B ** 02/28/89     8,568,000     8,568,000              0
    139.0545 Shares Pergament Holding, Corp., Common Stock Class C ** 02/28/89             0             0              0
                                                                                 -----------   -----------    -----------
                                                                                  11,472,869    11,472,869        740,722      3.19
                                                                                 -----------   -----------    ---------------------


                    TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                   $13,766,546   $13,766,546    $ 7,555,572     32.49%
                    ------------------------------------------                   -----------   -----------    ---------------------

                    TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS               $30,698,278   $30,698,278    $15,145,304     65.15%
                    ----------------------------------------------               -----------   -----------    ---------------------



                             See the Accompanying Notes to Financial Statements.

                                               EQUITABLE CAPITAL PARTNERS, L.P.
                                              SCHEDULE OF PORTFOLIO INVESTMENTS
                                                     DECEMBER 31, 1997
                                                         (CONCLUDED)
   PRINCIPAL                                                        INVESTMENT    INVESTMENT    AMORTIZED     VALUE     % OF TOTAL
 AMOUNT/SHARES                        INVESTMENT                       DATE          COST          COST      (NOTE 2)   INVESTMENTS
--------------  -------------------------------------------------- ------------ --------------- ---------- ---------- --------------

                   TEMPORARY INVESTMENTS

                   COMMERCIAL PAPER

$      8,100,000   Federal Home Loan Mortgage Disc Note,
                     6.00% due 1/02/98                               12/31/97   $   8,097,300  $  8,098,650   $  8,098,650
                                                                                -------------  ------------   ------------
                   TOTAL INVESTMENT IN COMMERCIAL PAPER                         $   8,097,300  $  8,098,650   $  8,098,650    34.84%
                                                                                -------------  ------------   ---------------------


                   TOTAL TEMPORARY INVESTMENTS                                  $   8,097,300  $  8,098,650   $  8,098,650    34.84%
                                                                                -------------  ------------   ---------------------

                   TOTAL INVESTMENT PORTFOLIO                                   $  38,795,578  $ 38,796,928   $ 23,243,954   100.00%
                                                                                =============  ============   =====================


                   SUMMARY OF INVESTMENTS
                   Subordinated Notes                                           $   8,469,431  $  8,469,431   $  7,923,824    34.09%
                   Common Stock and Warrants                                       22,228,847    22,228,847      7,221,480    31.07
                   Temporary Investments                                            8,097,300     8,098,650      8,098,650    34.84
                                                                                -------------  ------------   ---------------------
                                                                                $  38,795,578  $ 38,796,928   $ 23,243,954   100.00%
                                                                                =============  ============   =====================

                   *  Restricted Security
                  **  Restricted Non-income Producing Security
                  (a) Non-accrual investment status.
                  (b) Publicly traded class of securities.

                             See the Accompanying Notes to Financial Statements.

                              EQUITABLE CAPITAL PARTNERS, L.P.
                      SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                            FOR THE YEAR ENDED DECEMBER 31, 1997


                                                              PAR VALUE OR
                                                DATE OF         NUMBER OF       AMORTIZED         NET           REALIZED
SECURITY                                      TRANSACTION        SHARES          COST           PROCEEDS       GAIN (LOSS)
----------------------------------           -----------     --------------   ------------    ------------    ------------

Polaris Pool Systems, Inc.
   Common Stock                                 1/15/97        $       --     $       --      $      1,100(A) $      1,100

Lexmark International Group, Inc.
   Common Stock                                 various              30,002        200,014         772,125         572,111

Bank United Corp.
   Common Stock                                 various             779,543      5,230,428      21,811,613      16,581,185

Lexmark International, Inc.
   14.25% Sr. Sub. Note                         3/24/97        $ 19,667,348     19,667,348      22,979,735       3,312,387
                                                                              ------------    ------------    ------------
Total Net Realized Gains for the
  Three Months Ended March 31, 1997                                           $ 25,097,790    $ 45,564,573    $ 20,466,783
                                                                              ============    ============    ============


Polaris Pool Systems, Inc.                      5/15/97        $       --     $       --      $      1,616(A) $      1,616

Lexmark International Group, Inc.
   Common Stock                                 various             226,641      1,510,948       5,888,318       4,377,370

Bank United Corp.
   Common Stock                                 various              98,365        659,990       3,088,467       2,428,477
                                                                              ------------    ------------    ------------

Total Net Realized Gains for the
  Three Months Ended June 30, 1997                                            $  2,170,938    $  8,978,401    $  6,807,463
                                                                              ============    ============    ============

RI Holdings, Inc.
   16% Sr. Sub. Nts.                            7/02/97        $ 26,338,272   $ 11,824,318    $    409,189    $(11,415,129)
   Common Stock                                                   1,203,474      3,058,326            --       (3,058,326)

Lexmark International Group, Inc.
   Common Stock                                 various             140,921        939,478       4,676,509      3,737,031

Haddon Craftsman                                9/19/97                --               --           8,826(A)       8,826
   Common Stock                                                               ------------    ------------    ------------


Total Net Realized Loss for the
  Three Months Ended September 30, 1997                                       $ 15,822,122    $  5,094,524    $(10,727,598)
                                                                              ============    ============    ============

Lexmark International Group, Inc.
   Common Stock                                 various              61,418   $    409,455    $  1,836,398    $  1,426,943
                                                                              ------------    ------------    ------------
Total Net Realized Gain for the
  Three Months Ended December 31, 1997                                        $    409,455    $  1,836,398    $  1,426,943
                                                                              ============    ============    ============

Total Net Realized Gains for the
  Year Ended December 31, 1997                                                $ 43,500,305    $ 61,473,896    $ 17,973,591
                                                                              ============    ============    ============

(A) Proceeds represent a distribution to the Fund from the escrow account.

                             See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997



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

     The Funds elected to operate as business development companies under the Investment Company Act of 1940, as amended. The Funds seek current income and capital appreciation potential through investments in privately-structured, friendly leveraged acquisitions and other leveraged transactions. The Funds pursued this objective by investing primarily in subordinated debt and related equity securities ("Enhanced Yield Investments") issued in conjunction with the "mezzanine financing" of friendly leveraged acquisitions and leveraged recapitalizations.

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

       Valuation of Investments

     Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Fund. The total value of securities without a readily ascertainable market value is $11,625,136 and $44,569,548, as of December 31, 1997 and 1996, respectively, representing 46.8% and 40.2% of total assets, respectively. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Fund's portfolio and make recommendations regarding the value of the Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

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

    Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments from the Fund's portfolio companies were recorded at face value, unless the Managing General Partner determines that there is no reasonable expectation of collecting the full principal, amounts of such securities.

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

3.     Note Receivable

     On July 22, 1993, pursuant to the terms of the Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Fund, has contributed a non-interest bearing promissory note (the "Note") to the Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as returns of capital are received by the Fund. Such return of capital received for the year ended December 31, 1997 resulted in a $361,844 reduction of the principal amount of the Note. The promissory note of Equitable Capital was cancelled upon the contribution of Alliance Corporate's note.

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

     As stated in the Partnership Agreement, the Fund's allocable share of Minimum Amount is $1,125,650 or $281,413 per quarter. Investment Advisory Fee for the year ended December 31, 1997, reflects an adjustment for the difference between the Minimum Amount due to the Investment Advisor and what was paid for the quarters ending December 31, 1996 and March 31, 1997.

     The Investment Advisory Fee is calculated and paid quarterly in advance. The Investment Advisory Fees paid by the Fund for the years ended December 31, 1997, 1996 and 1995 were $1,213,855, $1,037,447 and $1,442,458, respectively.
The decrease from 1995 to 1996 in the Investment Advisory Fee is due primarily to the return of capital distributed to Limited Partners, which reduced the Fund's Available Capital, on which the Investment Advisory Fee is based.

7.     Fund Administration Fees and Expenses

     In accordance with the Partnership Agreement, beginning October 13, 1996, the Fund Administration Fee is an annual fee of $300,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Fund.

     As compensation for its services during the fourth through seventh year of operation of the Funds, ML Fund Administrators, Inc. ("MLFAI"), as the Fund administrator, received from the Funds an annual amount equal to the greater of the (i) Minimum Fee and (ii) the Funds' prorated proportion (based on the number of Units issued by the Funds) of 0.45% of the excess of the aggregate net offering proceeds of the Units issued by the Funds over 50% of the aggregate amount of capital reductions of the Funds (subject to an annual maximum of $3.2 million). The Minimum Fee is 1% of the gross offering price of Units in the Funds, but not greater than $500,000. The Fund Administration Fee is calculated and paid quarterly in advance. The Fund Administration Fees paid by the Fund for the years ended December 31, 1997, 1996 and 1995, were $300,000, $724,141 and
$903,704, respectively.

     In addition to the Fund Administration Fee, MLFAI is entitled to receive reimbursement for a portion of direct out-of-pocket expenses incurred in connection with the administration of the Fund, commencing on October 13, 1992. For the years ended December 31, 1997 and 1996, the Fund incurred Administrative Expenses of $401,134 and $192,068 respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Fund.

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

     For the years ended December 31, 1997, 1996 and 1995, the Fund incurred $151,406, $192,279 and $167,152, respectively, of Independent General Partners' Fees and Expenses.

9.   Related Party Transactions

     For the years ended December 31, 1997, 1996 and 1995, the Fund paid expenses of $32,246, $76,426 and $44,530, respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Fund's Enhanced Yield Investments. The Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

     During the year-ended December 31, 1997, the Fund received a total of $200,373 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Fund. No gain, loss or income has been recorded on this transaction.

     During the year-ended December 31, 1997, the Fund received additional proceeds of $2,716 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

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

     On April 8, 1997, the Fund received a dividend of $13,771 from Bank United Corp.

     On July 2, 1997, the Fund sold its RI Holdings Inc., 16% Senior Subordinated Notes for $409,189 and realized a loss of $11,415,129 on the sale. Additionally, the write-off of the common stock resulted in an additional realized loss of $3,058,326.

     On September 19, 1997, the Fund received additional proceeds of $8,826 from Haddon Craftsman. This represents proceeds from the sale of the investment from prior years that have been held in escrow.

     During the year-ended December 31, 1997, the Fund sold the remaining 877,908 shares of Bank United Corp. Class A Common Stock for $24,900,080 and realized a gain of $19,009,662.

     During the year-ended December 31, 1997, the Fund sold 458,982 shares of Lexmark International Group, Inc. Class B Common Stock for $13,173,350 resulting in a gain of $10,113,455.

     All of the proceeds received during the fourth quarter of 1997 are expected to be distributed to Limited Partners on record as of December 31, 1997, on February 13, 1998.

     As of December 31, 1997, the Fund had remaining investments in 3 Managed Companies (a Managed Company is one to which the Fund, the Managing General Partner or other persons in the Fund's investor group make significant managerial assistance available) and 4 Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $30,698,278 consisting of $8,469,431 in senior notes and subordinated notes and $22,228,847 in common stock and purchase warrants.

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

     For the year ended December 31, 1997, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12.    Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     For the year ended December 31, 1997, the Fund recorded net unrealized depreciation on Enhanced Yield Investments of $22,097,649. Such depreciation was the result of adjustments in value made with respect to the following investments during the year ended December 31, 1997:

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

     Due to the sale of 30,002 shares of Lexmark International Group, Inc. Class B Common Stock in January, 226,641 shares in May and June, 140,921 shares in July through September 1997 and 61,418 shares in the fourth quarter 1997, the Fund reversed $2,389,245, $2,178,374 and $2,936,608 and $1,154,159 of unrealized appreciation, respectively.

     During the first quarter, Leather U.S., Inc. common stock was written down from 100% to 15% of the par. In the second quarter ended June 30, 1997 Leather U.S., Inc. common stock was written down from 15% to 0% of the par. The writedowns resulted in unrealized depreciation of $9,342,000 to the Fund.

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

     For the years ended December 31, 1996 and 1995, the Fund recorded net unrealized appreciation of $31,877,152 and net unrealized appreciation of $2,627,096 , respectively.

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

     Pursuant to Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Fund is required to disclose any difference between the tax basis of the Fund's assets and liabilities versus the amounts reported in the Financial Statements. Generally, the tax basis of the Fund's assets approximate the amortized cost amounts reported in the Financial Statements. This amount is computed annually and as of December 31, 1997, the tax basis of the Fund's assets was greater than the amounts reported in the Financial Statements by $37,057,962. This difference is primarily attributable to unrealized depreciation on investments which has not been recognized for tax purposes. Additionally, certain realized gains and losses due to restructuring were treated differently for tax purposes, but not for financial reporting purposes.

14.  Subsequent Distributions

     On February 5, 1998, the Independent General Partners approved an aggregate cash distribution of $2,410,665 for the three months ended December 31, 1997, which was paid on February 13, 1998 to the Limited Partners. The amount that was distributed to Limited Partners on record as of December 31, 1997 includes $987,600 of return of capital. On a per Unit basis, the distribution of $8.47 includes $5.00 of net realized gains and $3.47 of return of capital. The Managing General Partner's one percent allocation of $24,350 was reduced by its one percent allocation of realized gains and capital returned from investments during the fourth quarter of 1997, of 24,245 is being held as a Deferred Distribution Amount resulting in a net distribution to the Managing General Partner of $105.

15.  Subsequent Events

     In January 1998 through February 1998 the Fund sold its remaining 92,636 shares of Lexmark International Group, Inc. common stock. The Fund received $3,724,832 of net proceeds and realized a gain of $3,107,226.

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

     Mr. Lear, age 80, has been an Executive-in-Residence and Visiting Professor at the Columbia University Graduate School of Business since 1977. He is also a director of Cambrex Corp. and the Korea Fund (a closed-end investment fund). Mr. Lear is a trustee of the Scudder Institutional Funds (mutual funds) and a member of the advisory board of the Welsh, Carson, Anderson, Stowe Venture Capital Funds.

     Mr. Shapiro, age 63, is the President of RFS & Associates, Inc. (consultants and investments). From 1986 to 1987 he was the Co-Chairman of Wertheim Schroeder & Co. Inc. (investment bankers) and from 1974 to 1986 he was the President of its predecessor, Wertheim & Co. Inc. Mr. Shapiro is a director of TJX Companies, Inc. (specialty retailing), a director of American Building Companies and the Burnham Fund Inc. (mutual fund). Mr. Shapiro was Chairman of the Securities Industry Association in 1985.

     Mr. Marshall, age 76, is Senior Fellow of the Nelson A. Rockefeller Institute of Government. He is also President of Alton G. Marshall Associates, Inc. (real estate consultants). He was Chairman and Chief Executive Officer of Lincoln Savings Bank from 1984 to 1991. He is also a Director of New York State Electric and Gas Corporation. He is a Trustee of EQK Realty Investors I and EQK Green Acres (real estate investors), and a Trustee of The Hudson River Trust, which is a mutual fund receiving investment advice from Alliance Capital.

     Dr. Sharwell, age 77, served as the President of Pace University from 1984 to 1990, after retiring in 1984 as Senior Vice President of AT&T. He is also a director of USLife Corporation, American Biogenetic Sciences, Inc. and United States Life Insurance Company.

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

       The senior officers of Alliance Corporate responsible for overseeing the management of the Fund are:

                             Position with Alliance Corporate Finance
                             Group Incorporated
                             ----------------------------------------

James R. Wilson              President

William Gobbo, Jr.           Senior Vice President

Andy Pitsillos               Vice President and Chief Accounting Officer


       James R. Wilson, age 51, is the President of Alliance Corporate and is in charge of Alliance Corporate's Finance Department. He has specialized in private placement investment management for over 20 years. He joined Equitable Life in 1970. From 1975 to 1978, he was in charge of the Private Placement Department's Atlanta regional office, responsible for making direct placement loans to middle market companies. He then returned to the home office to supervise the credit review and approval procedures of all six regional offices. In 1980, Mr. Wilson joined the Investment Recovery Division of Equitable Capital Management Corporation and subsequently became its head. During his tenure in investment recovery, he was instrumental in a number of major restructurings and recapitalizations of troubled companies and served as chairman of several creditors' committees. Mr. Wilson was elected senior vice president and deputy head of Equitable Capital's Corporate Finance Department in 1985, and in 1991 he became executive vice president and head of the Corporate Finance Department. He was named President of Alliance Corporate Finance Group in 1993 in connection with the Alliance Capital/Equitable Capital merger. Mr. Wilson has served on several corporate Boards and presently is a director of US Leather, Inc. He is active in private placement industry events, has been a speaker at many industry conferences on leveraged buyouts and mezzanine finance and served as Chairman of the annual Private Placement Conference in 1994. Mr. Wilson is a graduate of Denison University and holds an MBA from the University of Pittsburgh.

     Mr. William Gobbo, Jr., age 53, is a Senior Vice President of Alliance Corporate. Mr. Gobbo joined Alliance Corporate through the combination with Equitable Capital. Mr. Gobbo joined Equitable Life in 1967 as an economist in the office of Equitable's Chief Economist. He joined the Private Placement Department in 1976 and in 1984 became head of an investment group that was responsible for the Department's lending activities involving financial institutions and heavy industrial companies.

     Mr. Andy Pitsillos, age 39, is Vice President and Chief Accounting Officer, managing the Partnership Accounting and Advisory Accounting Groups. He is responsible for the accounting and financial reporting for partnerships and similarly structured entities managed by the firm and for Equitable investments in special purpose subsidiaries and externally managed limited partnerships. He has over 11 years experience in the insurance financial industry. Since 1984, he has had various responsibilities as Vice President of Equitable Capital's Investment Reporting and analysis group, ensuring that proper statutory and GAAP accounting/reporting procedures are followed for the general and advisory account assets managed by Alliance Capital. He participated in the successful demutualization of Equitable companies. Mr. Pitsillos holds a magna cum laude, B.B.S. and M.B.A. degrees in finance from the City University of New York, Bernard M. Baruch College.

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

Item 11.      Executive Compensation

     The information with respect to compensation of the Independent General Partners set forth under the caption "Management Arrangements -- The Independent General Partners" in the Prospectus is incorporated by reference into this Item
11. The Fund paid Mr. Lear $35,750, Mr. Shapiro $35,250, Mr. Marshall $35,750 and Dr. Sharwell $35,250 in fees with respect to their services as Independent General Partners in 1997.

     The information with respect to the "Fund Administration Fee and Expenses" payable to the Administrator set forth under the caption "Management Arrangements -- the Administrator" in the Prospectus is incorporated by reference into this Item 11. The Fund paid $709,970 to the Administrator in 1997.

     The information with respect to the "Investment Advisory Fee" payable to Alliance Corporate (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements -- Description of Investment Advisory Agreements" in the Prospectus is incorporated by reference into this
Item 11. The Fund paid Alliance Corporate $1,213,855 with respect to the Investment Advisory Fees for 1997.

     Alliance   Corporate,   as  Managing  General  Partner,   received  $18,019
representing distributions of net investment income in 1997.

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


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1998.

                                  EQUITABLE CAPITAL PARTNERS, L.P.

                             By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,

Dated: March 27, 1998             -------------------------------
                                  James R. Wilson
                                  Title:  President


Dated: March 27, 1998             --------------------------------
                                  Andy Pitsillos
                                  Title:  Vice President and Chief
                                          Accounting Officer

       Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 27th day of March, 1998.

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

________________________
John D. Carifa                      Director of Alliance Corporate

________________________
Frank Savage                        Director of Alliance Corporate

________________________            Co-Chairman, Co-Chief Executive Officer
Mark Arnold                         and Director of Alliance Corporate

________________________            Co-Chairman, Co-Chief Executive Officer
Alastair Tedford                    and Director of Alliance Corporate

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1998.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                              By: Alliance Corporate Finance Group Incorporated,
                                  as Managing General Partner,

Dated: March 27, 1998                /s/  James R. Wilson
                                     -----------------------------
                                     James R. Wilson
                                     Title:  President

Dated: March 27, 1998                /s/  Andy Pitsillos
                                     ----------------------------
                                     Andy Pitsillos
                                     Title:  Vice President and Chief
                                             Accounting Officer

       Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 27th day of March, 1998.

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