Form 10-Q
period 1998-03-31
EQUITABLE CAPITAL PARTNERS L P
filed 1998-05-13
CIK 828847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended: March 31, 1998

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

                        EQUITABLE CAPITAL PARTNERS, L.P.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                           Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of March 31, 1998 and December 31, 1997        5

Statements of Operations
  For the Three Months Ended March 31, 1998 and 1997        6

Statements of Changes in Net Assets
  For the Three Months Ended March 31, 1998 and 1997        7

Statements of Cash Flows
  For the Three Months Ended March 31, 1998 and 1997        8

Statement of Changes in Partners' Capital
  For the Three Months Ended March 31, 1998                 9

Schedule of Portfolio Investments
  March 31, 1998                                           10

Supplemental Schedule of Realized Gains and Losses
  For the Three Months Ended March 31, 1998                13

Notes to Financial Statements                              14


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations            19


                PART II - OTHER INFORMATION

Item 6.  Exhibits                                          22

                         EQUITABLE CAPITAL PARTNERS,L.P.
                              STATEMENTS OF ASSETS
                        LIABILITIES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


ASSETS:                                                                Notes            March 31, 1998           December 31, 1997
-------------------------------------------------                    ----------        -----------------        ------------------

     Investments                                                      2,10,12
         Enhanced Yield Investments at Value-
              Managed Companies
              (amortized cost of $16,931,732 at
              March 31, 1998 and $16,931,732
              at December 31, 1997)                                                     $      1,550,960          $     7,589,732
              Non-Managed Companies
              (amortized cost of $12,623,976 at
              March 31, 1998 and $13,766,546
              at December 31, 1997)                                                            3,510,369                7,555,572
         Temporary Investments
              (at amortized cost )                                                             9,200,000                8,098,650

     Cash                                                                                         22,420                   47,134
     Interest Receivable                                               2,12                        5,209                   64,768
     Receivable on Investment Sold                                     2,10                      456,682                        -
     Note Receivable                                                    3,4                    1,474,776                1,484,748

TOTAL ASSETS                                                                            $     16,220,416          $    24,840,604
                                                                                        ================          ===============


LIABILITIES AND PARTNERS' CAPITAL

     Liabilities
         Professional Fees Payable                                       9              $         42,535          $        41,548
         Independent General Partners' Fees Payable                      8                        10,933                   12,396
         Fund Administrative Expenses Payable                            7                        41,221                   50,149
         Other Accrued Liabilities                                                                 3,674                    4,725
              Total Liabilities                                                                   98,363                  108,818

     Partners' Capital
         Managing General Partner                                       3,4                    1,062,473                1,134,402
         Limited Partners (284,611 Units)                                4                    15,059,580               23,597,384
              Total Partners' Capital                                                         16,122,053               24,731,786

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                 $     16,220,416          $    24,840,604
                                                                                        ================          ===============




               See the Accompanying Notes to Financial Statements.


                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                     For the Three Months Ended
                                                                                     --------------------------
                                                                               March 31, 1998              March 31, 1997
                                                                               --------------              --------------
INVESTMENT INCOME- Notes 2,12:
     Interest                                                                  $       67,271              $    1,239,358
     Dividend                                                                               -                     122,907
          TOTAL INVESTMENT INCOME                                                      67,271                   1,362,265

EXPENSES:
     Investment Advisory Fee- Note 6                                                  281,413                     369,616
     Fund Administration Fees and Expenses- Note 7                                     99,448                     117,263
     Independent General Partners'
      Fees and Expenses- Note 8                                                        37,800                      35,000
     Professional Fees - Note 9                                                         2,000                      15,000
     Valuation Expenses                                                                 1,500                       3,500
          TOTAL EXPENSES                                                              422,161                     540,379

NET INVESTMENT (LOSS) INCOME                                                         (354,890)                    821,886

NET CHANGE IN UNREALIZED DEPRECIATION
     ON INVESTMENTS- Note 12                                                       (8,941,364)                (24,011,536)

NET REALIZED GAINS ON INVESTMENTS- Note 10                                          3,107,256                  20,466,783

NET DECREASE IN NET ASSETS
     RESULTING FROM OPERATIONS                                                 $   (6,188,998)             $   (2,722,867)
                                                                               ==============              ==============



                      See the Accompanying Notes to Financial Statements.


                        EQUITABLE CAPITAL PARTNERS, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)


                                                                                          For the Three Months Ended
                                                                                          --------------------------
                                                                                  March 31, 1998             March 31, 1997
                                                                                  --------------             --------------
FROM OPERATIONS:

    Net Decrease in Net Assets
       Resulting from Operations                                                  $   (6,188,998)            $   (2,722,867)

    Cash Distributions to Partners                                                    (2,410,760)               (21,719,699)

    Reduction in Managing General Partners' Contribution                                  (9,975)                   (67,179)

    Total Decrease                                                                    (8,609,733)               (24,509,745)

NET ASSETS:

    Beginning of Period                                                               24,731,786                110,708,174

    End of Period                                                                 $   16,122,053             $   86,198,429
                                                                                  ==============             ==============




               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         For the Three Months Ended
                                                                                         --------------------------
INCREASE (DECREASE) IN CASH                                                            March 31, 1998           March 31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:                                                  --------------           --------------
       Interest and Discount Income                                                    $       14,055           $    4,795,796
       Fund Administration Fees & Expenses                                                   (108,376)                (130,463)
       Investment Advisory Fee                                                               (281,413)                (168,902)
       Independent General Partners' Fees and Expenses                                        (39,262)                 (43,971)
       Valuation Expenses                                                                      (2,551)                  (4,214)
       Sale (Purchase)of Temporary Investments, Net                                          (988,579)             (25,120,406)
       Proceeds from Sales and Principal Payments of
           Enhanced Yield Investments                                                       3,793,185               42,352,467
       Professional Fees                                                                       (1,013)                 (25,144)
       Insurance Fees                                                                               -                   (3,366)
           Net Cash Provided by Operating Activities                                        2,386,046               21,651,797
CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash Distributions to Partners                                                      (2,410,760)             (21,719,699)
           Net Cash Used in Financing Activities                                           (2,410,760)             (21,719,699)
Net Decrease in Cash                                                                          (24,714)                 (67,902)
Cash at the Beginning of the Period                                                            47,134                   91,206
Cash at the End of the Period                                                          $       22,420           $       23,304
                                                                                       ==============           ==============


                                                 RECONCILIATION OF NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
                                                 OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Decrease In Net Assets Resulting From Operations                                    $   (6,188,998)          $   (2,722,867)

Adjustments to Reconcile Net Increase (Decrease) in Net Assets
       Resulting from Operations to Net Cash Provided by Operating
       Activities:
Decrease in Investments                                                                      (302,650)              (3,234,722)
(Increase) Decrease in Accrued Interest and other Investment Income                           (53,215)               3,433,532
(Increase)in Prepaid Expenses                                                                       -                   (3,367)
Net Change in Unrealized Depreciation on Investments                                        8,941,364               24,011,536
(Decrease) in Fund Administration Expenses Payable                                             (8,928)                 (13,200)
(Decrease) Increase in Other Accrued Liabilities                                               (1,051)                       -
(Decrease) in Independent General Partners' Fees Payable                                       (1,463)                  (8,971)
Increase (Decrease)in Professional Fees Payable                                                   987                  (10,144)
       Total Adjustments                                                                    8,575,044               24,174,664
Net Cash Provided by Operating Activities                                              $    2,386,046           $   21,451,797
                                                                                       ==============           ==============



               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                         Managing              Limited
                                                           Notes      General Partner          Partners              Total
                                                           ------     ---------------        -----------          ------------

FOR THE THREE MONTHS ENDED MARCH 31, 1998

Partners' Capital at January 1, 1998                                      $ 1,134,402        $ 23,597,384         $ 24,731,786
Cash Distributions to Partners                                                   (105)         (2,410,655)          (2,410,760)
Reduction in Managing General Partners' Contribution          3                (9,975)                  -               (9,975)
Allocation of Net Investment Income                          11                (3,549)           (351,341)            (354,890)
Allocation of Net Unrealized Depreciation
   on Investments                                            12               (89,373)         (8,851,991)          (8,941,364)
Allocation of Net Realized Gains on Investments                                31,073           3,076,183            3,107,256
Partners' Capital at March 31, 1998                                       $ 1,062,473        $ 15,059,580         $ 16,122,053
                                                                          ===========        ============         ============






               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                MARCH 31, 1998
                                  (UNAUDITED)



   PRINCIPAL                                                      INVESTMENT     INVESTMENT     AMORTIZED     VALUE      % OF TOTAL
 AMOUNT/SHARES                  INVESTMENT                            DATE          COST          COST       (NOTE 2)    INVESTMENTS
---------------  --------------------------------------------     -----------    ----------    ----------    ---------   -----------

                    ENHANCED YIELD INVESTMENTS
                    MANAGED COMPANIES

                    MISCELLANEOUS MANUFACTURING

                    QUANTEGY ACQUISITION CORP.
                    (FORMERLY AMPEX RECORDING MEDIA CORP.)
        162 Shares  Quantegy Acquisition Corp., Common Stock          11/13/95  $  3,464,732    $3,464,732   $   519,710
                                                                                ------------    ----------   -----------
                                                                                   3,464,732     3,464,732       519,710       3.64
                                                                                ------------    ----------   -----------------------

                    LEATHER AND LEATHER PRODUCTS

                    LEATHER U.S., INC. - NOTE 12
                    (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
      795.00 Shares Leather U.S., Inc., Common Stock                  04/09/96     9,342,000     9,342,000             0
                                                                                ------------   -----------   -----------
                                                                                   9,342,000     9,342,000             0       0.00
                                                                                ------------   -----------   -----------------------

                    MISCELLANEOUS RETAIL

                    R&S/STRAUSS, INC.
                    (FORMERLY WSR ACQUISITION CORPORATION)
  $      1,815,000  R&S/Strauss, Inc.,
                       Sr. Sub. Nt. 15% due 05/31/00*(a)              06/13/90     1,815,000     1,815,000       453,750
  $      2,310,000  R&S/Strauss, Inc.,
                       Sr. Sub. Nt. 15% due 05/31/00*(a)              06/13/90     2,310,000     2,310,000       577,500
                                                                                 -----------  ------------   -----------
                                                                                   4,125,000     4,125,000     1,031,250       7.23
                                                                                 -----------  ------------   -----------------------




                    TOTAL INVESTMENT IN  MANAGED  COMPANIES                     $ 16,931,732  $ 16,931,732   $ 1,550,960      10.87%
                    ---------------------------------------                     ------------  ------------   -----------------------

                             See the Accompanying Notes to Financial Statements.

                                              EQUITABLE CAPITAL PARTNERS, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                    MARCH 31, 1998
                                                (CONTINUED)(UNAUDITED)

  PRINCIPAL                                                           INVESTMENT    INVESTMENT    AMORTIZED    VALUE     % OF TOTAL
 AMOUNT/SHARES                       INVESTMENT                         DATE           COST         COST      (NOTE 2)   INVESTMENTS
---------------  ---------------------------------------------------- ------------ --------------- ----------- --------- -----------

                    NON-MANAGED COMPANIES


                    DISTRIBUTION SERVICES

                    WESTERN PIONEER, INC. - NOTE 12
  $      9,460,000  Western Pioneer, Inc.,
                      Sr. Sub. Nts. 10% due 11/30/07*(a)              11/30/94   $ 1,219,460  $  1,219,460   $  2,838,000
   162,161 Warrants Western Pioneer, Inc.,
                     Common Stock Purchase Warrants **                11/30/94             0             0              0
                                                                                 -----------  ------------   ------------
                                                                                   1,219,460     1,219,460      2,838,000     19.90
                                                                                 -----------  ------------   ----------------------


                    MISCELLANEOUS RETAIL

                    PERGAMENT HOME CENTERS, INC.- NOTES 10, 12
  $      3,236,800  Pergament Acq. Corp., Home Centers, Inc.
                     Floating Rate Demand Note due 07/31/00* (a)      10/18/91     2,836,516     2,836,516        672,369
     380.80 Shares  Pergament Holding, Corp., Common Stock Class B ** 02/28/89     8,568,000     8,568,000              0
    135.912 Shares  Pergament Holding, Corp., Common Stock Class C ** 02/28/89             0             0              0
                                                                                 -----------   -----------    -----------
                                                                                  11,404,516    11,404,516        672,369      4.72
                                                                                 -----------   -----------    ---------------------


                    TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                   $12,623,976   $12,623,976    $ 3,510,369     24.62%
                    ------------------------------------------                   -----------   -----------    ---------------------

                    TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS               $29,555,708   $29,555,708    $ 5,061,329     35.49%
                    ----------------------------------------------               -----------   -----------    ---------------------



                             See the Accompanying Notes to Financial Statements.

                                               EQUITABLE CAPITAL PARTNERS, L.P.
                                              SCHEDULE OF PORTFOLIO INVESTMENTS
                                                     MARCH 31, 1998
                                                 (CONCLUDED)(UNAUDITED)
   PRINCIPAL                                                        INVESTMENT    INVESTMENT    AMORTIZED     VALUE     % OF TOTAL
 AMOUNT/SHARES                        INVESTMENT                       DATE          COST          COST      (NOTE 2)   INVESTMENTS
--------------  -------------------------------------------------- ------------ --------------- ---------- ---------- --------------

                   TEMPORARY INVESTMENTS

                   COMMERCIAL PAPER

$      9,200,000   Federal Home Loan Mortgage Disc Note,
                     5.90% due 4/01/98                                3/31/98   $   9,198,492  $  9,200,000   $  9,200,000
                                                                                -------------  ------------   ------------
                   TOTAL INVESTMENT IN COMMERCIAL PAPER                         $   9,198,492  $  9,200,000   $  9,200,000    64.51%
                                                                                -------------  ------------   ---------------------


                   TOTAL TEMPORARY INVESTMENTS                                  $   9,198,492  $  9,200,000   $  9,200,000    64.51%
                                                                                -------------  ------------   ---------------------

                   TOTAL INVESTMENT PORTFOLIO                                   $  38,754,200  $ 38,755,708   $ 14,261,329   100.00%
                                                                                =============  ============   =====================


                   SUMMARY OF INVESTMENTS
                   Subordinated Notes                                           $   8,180,976  $  8,180,976   $  4,541,619    31.85%
                   Common Stock and Warrants                                       21,374,732    21,374,732        519,710     3.64
                   Temporary Investments                                            9,198,492     9,200,000      9,200,000    64.51
                                                                                -------------  ------------   ---------------------
                                                                                $  38,754,200  $ 38,755,708   $ 14,261,329   100.00%
                                                                                =============  ============   =====================

                   *  Restricted Security
                  **  Restricted Non-income Producing Security
                  (a) Non-accrual investment status.

                             See the Accompanying Notes to Financial Statements.

                                        EQUITABLE CAPITAL PARTNERS, L.P.
                              SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                                   (UNAUDITED)

                                                                    PAR VALUE OR
                                                     DATE OF          NUMBER OF      AMORTIZED         NET         REALIZED
SECURITY                                           TRANSACTION         SHARES          COST          PROCEEDS     GAIN (LOSS)



Lexmark International Group, Inc.
   Common Stock                                      various             92,636   $    617,576    $  3,724,832   $   3,107,256


MTI Holding Inc.
   12% Sr. Sec. Note                                 3/12/98           $220,102        220,102         220,102               -
   Common Stock                                                          15,772        236,580         236,580               -
   Common Stock Purchase Warrants                                         4,397              -               -               -



Total Net Realized Gains for the
  Three Months Ended March 31, 1998                                               $  1,074,258    $  4,181,514    $  3,107,256
                                                                                  ============    ============    ============

               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

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

3.  Note Receivable

     On July 22, 1993, pursuant to the terms of the Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Fund, has contributed a non-interest bearing promissory note (the "Note") to the Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally by the Managing General Partners 1% allocation of return of capital. Such allocation for the three months ended March 31, 1998 resulted in a $9,975 reduction of the principal amount of the Note.

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

     The Investment Advisory Fee is calculated and paid quarterly in advance. The Investment Advisory Fees paid by the Fund for the three months ended March 31, 1998 and 1997 were $281,413 and $369,616, respectively.

7.  Fund Administration Fee and Expenses

     The Fund Administration Fees paid by the Fund for the three months ended March 31, 1998 and 1997 were $75,000 and $75,000, respectively.

     Beginning October 13, 1996, MLFAI is entitled to receive reimbursement for all direct-out-of-pocket expenses incurred in connection with the administration of the Fund, commencing October 13, 1992. For the three months ended March 31, 1998 and 1997, the Fund incurred administrative expenses of $24,448 and $42,263, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Fund.

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

     For the three months ended March 31, 1998 and 1997, the Fund incurred $37,800 and $35,000, respectively, of Independent General Partners' Fees and Expenses.

9. Related Party Transactions

     For the three months ended March 31, 1998 and 1997, the Fund paid expenses of $1,013 and $14,691 respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Fund's Enhanced Yield Investments. The Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

     On January 2, 1998, the Fund received $68,353 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Fund. No gain, loss or income has been recorded on this transaction.

     During the first quarter of 1998, the Fund sold the remaining 92,636 shares of Lexmark International Group, Inc. Class B Common Stock for $3,724,832 resulting in a gain of $3,107,256 to the Fund.

     On March 12, 1998, the Fund sold its MTI Holdings, Inc. 12% Senior Secured Note, common stock and warrants for $456,682. No gain, loss or income has been recorded on this transaction.

     All of the proceeds received during the first quarter of 1998 will be distributed to Limited Partners of record as of March 31, 1998 on May 15, 1998.

     As of March 31, 1998, the Fund had remaining investments in 3 Managed Companies (a Managed Company is one to which the Fund, the Managing General Partner or other persons in the Fund's investor group make significant managerial assistance available) and 2 Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $29,555,708 (including $854,000 capitalized cost of payment-in-kind securities), consisting of $8,180,976 in senior notes and subordinated notes and $21,374,732 in common stock and purchase warrants.

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

     For the three months ended March 31, 1998, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     For the three months ended March 31, 1998, the Fund recorded net unrealized depreciation on Enhanced Yield Investments of $8,941,364 compared to $24,011,536 for the three months ended March 31, 1997. Such depreciation was the result of adjustments in value made with respect to the following investments during the three months ended March 31, 1998:

     The amount includes the reversal of $2,902,592 of unrealized appreciation of Lexmark International Group, Inc. Class B common stock due to the sale of 92,636 shares.

     On March 31, 1998, Quantegy Acquisition Corp, common stock was written down from 100% to 15% of the cost resulting in unrealized depreciation of $2,945,022 to the Fund.

     On March 31, 1998, R&S Strauss Inc. 15% Senior Subordinated Note was written down from 100% to 25% of par, resulting in unrealized depreciation of $3,093,750 to the Fund.

    The following investments have been on non-accrual status as of the respective dates:

    Pergament Home Centers, Inc.
      Floating Rate Demand Note              July 1, 1996
    Western Pioneer, Inc. 10%
      Senior Subordinated Note               November 30, 1994
    R&S  Strauss  Inc.
      15% Senior Subordinated Note           November 30, 1997

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

14. Subsequent Distributions

     On May 7, 1998, the Independent General Partners approved an aggregate cash distribution of $3,896,325 for the three months ended March 31, 1998, which will be paid on May 15, 1998 to the Limited Partners. The amount that will be distributed to Limited Partners on record as of March 31, 1998 includes $1,109,983 of return of capital. On a per Unit basis, the distribution of $13.69 includes $9.79 of net realized gains and $3.90 of return of capital. The Managing General Partner's one percent allocation of $39,357 is being held as a Deferred Distribution Amount resulting in no distribution to the Managing General Partner.

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

Investments

     As of March 31, 1998, the Fund had a total of 5 Enhanced Yield Investments at a net cost of $29,555,708 (inclusive of the receipt of securities having a capitalized cost of $854,000 received as payment-in-kind interest on certain Enhanced Yield Investments).

Proceeds from Investments

     During the three months ended March 31, 1998, the Fund received proceeds from the following investments:

     On January 2, 1998, the Fund received $68,353 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Fund. No gain, loss or income has been recorded on this transaction.

     During the three months ended March 31, 1998, the Fund sold the remaining 92,636 shares of Lexmark International Group, Inc. Class B Common Stock for $3,724,832 resulting in a gain of $3,107,256.

     On March 12, 1998, the Fund sold its MTI Holdings, Inc. 12% Senior Secured Note, common stock and warrants for $456,682. No gain, loss or income has been recorded on this transaction.

     All of the proceeds received during the first quarter of 1998 are expected to be distributed to Limited Partners on record as of March 31, 1998, on May 15, 1998.

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

Results of Operations

     For the three months ended March 31, 1998, net investment income decreased by $1,176,776 as compared to the same period in 1997. Net investment income is comprised of investment income (primarily interest and dividend income) offset by expenses. The decrease in the 1998 net investment income versus the comparative period in 1997, reflects the decrease in interest and dividend income partially offset by the decrease in Fund Administration Fees and Expenses and Investment Advisory Fees.

     For the three months ended March 31, 1998, the Fund had investment income of $67,271 as compared to $1,362,265 for the same period in 1997. The decrease in 1998 investment income of 95% was primarily due to an decrease in interest and dividend income.

     The Fund incurred expenses of $422,161 for the three months ended March 31, 1998, as compared to $540,379 for the same period in 1997. The decrease in the 1998 expenses of $118,218 was primarily due to a decrease in Professional Fees, Fund Administration Fees and Expenses and Independent General Partner's Fees and Expenses paid by the Fund. The Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Expenses and Independent General Partners' Fees and Expenses.

     The Fund experienced a decrease in net assets resulting from operations for the three months ended March 31, 1998 in the amount of $6,188,998 as compared to an decrease of $2,722,867 for the comparative period in 1997. The decrease in net assets for the three months ended March 31, 1998 is comprised of net investment loss of $354,890, net realized gains of $3,107,256 offset by a net change in unrealized depreciation of $8,941,364. For the comparable period in 1997, the decrease in net assets was comprised of net investment income of $821,886, net realized gains of $20,466,783 offset by a net change in unrealized depreciation of $24,011,536 (see Statements of Operations in the Financial Statements).

     For the three months ended March 31, 1998 and 1997, the Fund incurred Investment Advisory Fees of $281,413 and $369,616, respectively (as described in
Note 6 to the Financial Statements).

     The Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended March 31, 1998 and 1997 were $99,448 and $117,263 respectively. The decrease from 1998 to 1997 of $17,815 is primarily due to the Fund Administration Fee changing to an annual fee of $300,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Fund.

     Independent General Partners' Fees and Expenses incurred for the three months ended March 31, 1998 and 1997 were $37,800 and $35,000, respectively.

     The Fund incurred Professional Fees of $2,000 and $15,000 for the three months ended March 31, 1998 and 1997, respectively. For the three months ended March 31, 1998, the Fund incurred $1,013 of related party legal fees which included reimbursed legal fees to Equitable Life for legal services. (See Note 9 to the Financial Statements.)

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

     For the three months ended March 31, 1998, the Fund recorded net unrealized depreciation on Enhanced Yield Investments of $8,941,364 as compared to $24,011,536 for the three months ended March 31, 1997. The change in unrealized depreciation for the three months ended March 31, 1998 was primarily the result of unrealized depreciation in Quantegy Acquisition Corp and R&S Strauss, Inc. and the reversal of unrealized appreciation in Lexmark International Group, Inc.

    The following investments have been on non-accrual status as of the respective dates:

    Pergament Home Centers, Inc.
      Floating Rate Demand Note              July 1, 1996
    Western Pioneer, Inc. 10%
      Senior Subordinated Note               November 30, 1994
    R&S  Strauss  Inc.
      15% Senior Subordinated Note           November 30, 1997

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

Realized Gains and Losses on Investments

     During the three months ended March 31, 1998, the Fund recorded a net realized gain of $3,107,256 on transactions involving one Enhanced Yield Investment. For the three months ended March 31, 1997, the Fund recorded net realized gains on investments of $20,466,783 on transactions involving three Enhanced Yield Investments (see Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

                           PART II - OTHER INFORMATION

    Items 1 through 4 are herewith omitted as the response to items is either none or not applicable for the March 31, 1998, Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits: Exhibit 27 - Financial Data Schedule for the quarter ending March 31, 1998.

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

(b)  Reports on Form 8-K - None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May, 1998.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated:  May 13, 1998     /s/  James R. Wilson
                              -----------------------------
                              James R. Wilson
                              Title:  President


Dated:  May 13, 1998     /s/  Andy Pitsillos
                              ---------------------------
                              Andy Pitsillos
                              Title:  Vice President and Chief
                                      Accounting Officer

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May, 1998.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated:  May 13, 1998
                              James R. Wilson
                              Title:  President


Dated:  May 13, 1998
                              Andy Pitsillos
                              Title:  Vice President and Chief
                                      Accounting Officer