Form 10-Q
period 1998-06-30
EQUITABLE CAPITAL PARTNERS L P
filed 1998-08-14
CIK 828847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended: June 30, 1998

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

                        EQUITABLE CAPITAL PARTNERS, L.P.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION




                                                         Page
Item 1.  Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of June 30, 1998 and December 31, 1997        5

Statements of Operations
  For the Three and Six months Ended
  June 30, 1998 and 1997                                   6

Statements of Changes in Net Assets
  For the Six Months Ended June 30, 1998 and 1997          7

Statements of Cash Flows
  For the Six Months Ended June 30, 1998 and 1997          8

Statement of Changes in Partners' Capital
  For the Six Months Ended June 30, 1998                   9

Schedule of Portfolio Investments
  For the Six Months Ended June 30, 1998                  10

Supplemental Schedule of Realized Gains and Losses
  For the Six Months Ended June 30, 1998                  13

Notes to Financial Statements                             14


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations           20


                PART II - OTHER INFORMATION

Item 6.  Exhibits                                         23

                         EQUITABLE CAPITAL PARTNERS,L.P.
                              STATEMENTS OF ASSETS
                        LIABILITIES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                                         June 30, 1998
ASSETS:                                                                Notes              (Unaudited)          December 31, 1997
------------------------------------------------                      -------           ---------------        -----------------
     Investments                                                      2,10,12
         Enhanced Yield Investments at Value-
              Managed Companies
              (amortized cost of $12,806,732 at
              June 30, 1998 and $16,931,732
              at December 31, 1997)                                                     $        227,209         $    7,589,732
              Non-Managed Companies
              (amortized cost of $16,139,661 at
              June 30, 1998 and $13,766,546
              at December 31, 1997)                                                            3,907,446              7,555,572
         Temporary Investments
              (at amortized cost )                                                             5,172,447              8,098,650

     Cash                                                                                        166,918                 47,134
     Interest Receivable                                               2,12                            -                 64,768
     Receivable on Investments Sold                                    2,10                      961,151                      -
     Note Receivable                                                    3,4                    1,463,564              1,484,748

TOTAL ASSETS                                                                            $     11,898,735         $   24,840,604
                                                                                        ================         ==============


LIABILITIES AND PARTNERS' CAPITAL

     Liabilities
         Professional Fees Payable                                       9              $         44,283         $       41,548
         Independent General Partners' Fees Payable                      8                        12,012                 12,396
         Fund Administrative Expenses Payable                            7                       158,222                 50,149
         Other Accrued Liabilities                                                                 6,224                  4,725
              Total Liabilities                                                                  220,741                108,818

     Partners' Capital
         Managing General Partner                                       3,4                    1,045,898              1,134,402
         Limited Partners (284,611 Units)                                4                    10,632,096             23,597,384
              Total Partners' Capital                                                         11,677,994             24,731,786

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                 $     11,898,735         $   24,840,604
                                                                                        ================         ==============

               See the Accompanying Notes to Financial Statements.


                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For the Three  Months Ended      For the Six Months Ended
                                                          -----------------------------      ------------------------
                                                          June 30, 1998   June 30, 1997   June 30, 1998   June 30, 1997
                                                          -------------   -------------   -------------   -------------
INVESTMENT INCOME- Notes 2,12:
     Interest and Discount Income                         $     95,892    $    598,016    $    163,163    $  1,837,374
     Dividend Income                                              --            13,771            --           136,678
          TOTAL INVESTMENT INCOME                               95,892         611,787         163,163       1,974,052

EXPENSES:
     Investment Advisory Fee- Note 6                           281,413         281,413         562,826         651,029
     Fund Administration Fees and Expenses- Note 7             233,222         263,338         332,670         380,601
     Independent General Partners'
      Fees and Expenses- Note 8                                 41,704          35,053          79,504          70,053
     Professional Fees - Note 9                                 10,988          16,050          12,988          31,050
     Insurance Fees                                               --             6,017            --             6,017
     Valuation Expenses                                          6,262            --             7,762           3,500
          TOTAL EXPENSES                                       573,589         601,871         995,750       1,142,250

NET INVESTMENT (LOSS) INCOME                                  (477,697)          9,916        (832,587)        831,802

  NET CHANGE IN UNREALIZED DEPRECIATION
    ON INVESTMENTS- Note 12                                   (317,359)     (5,820,941)     (9,258,723)    (29,832,477)

NET REALIZED GAINS ON INVESTMENTS- Note 10                     258,531       6,807,463       3,365,787      27,274,246

NET (DECREASE) INCREASE IN NET ASSETS
     RESULTING FROM OPERATIONS                            $   (536,525)   $    996,438    $ (6,725,523)   $ (1,726,429)
                                                          ============    ============    ============    ============

                      See the Accompanying Notes to Financial Statements.


                        EQUITABLE CAPITAL PARTNERS, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)


                                                                                         For the Six Months Ended
                                                                                 -----------------------------------------
                                                                                  June 30, 1998              June 30, 1997
                                                                                 --------------              -------------
FROM OPERATIONS:

   Net Decrease in Net Assets
      Resulting from Operations                                                  $    (6,725,523)           $   (1,726,429)

   Cash Distributions to Partners                                                     (6,307,085)              (67,347,378)

   Reduction in Managing General Partners' Contribution                                  (21,184)                 (318,783)

   Total Decrease                                                                    (13,053,792)              (69,392,590)

NET ASSETS:

   Beginning of Period                                                                24,731,786               110,708,174

   End of Period                                                                 $    11,677,994            $   41,315,584
                                                                                 ===============            ==============



               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the Six Months Ended
                                                                         ----------------------------
INCREASE (DECREASE) IN CASH                                              June 30, 1998   June 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:                                    -------------   -------------
        Interest and Discount Income                                     $     19,377    $  5,120,072
        Fund Administration Fees & Expenses                                  (224,597)       (247,725)
        Investment Advisory Fee                                              (562,826)       (651,029)
        Independent General Partners' Fees and Expenses                       (79,888)        (79,024)
        Valuation Expenses                                                     (6,262)         (4,214)
        Sale (Purchase) of Temporary Investments, Net                       3,134,754      12,279,413
        Proceeds from Sales and Principal Payments of
            Enhanced Yield Investments                                      4,156,564      50,868,721
        Professional Fees                                                     (10,253)        (25,819)
        Insurance Fees                                                           --            (3,741)
            Net Cash Provided by Operating Activities                       6,426,869      67,256,654
CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash Distributions to Partners                                     (6,307,085)    (67,347,378)
            Net Cash Used in Financing Activities                          (6,307,085)    (67,347,378)
Net Increase (Decrease) in Cash                                               119,783         (90,724)
Cash at the Beginning of the Period                                            47,134          91,206
Cash at the End of the Period                                            $    166,918    $        482
                                                                         ============    ============


                                                      RECONCILIATION OF NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
                                                      OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Decrease In Net Assets
     Resulting From Operations                                           $ (6,725,523)   $ (1,726,429)

Adjustments to Reconcile Net Decrease in Net Assets
        Resulting from Operations to Net Cash Provided by Operating
        Activities:
Decrease in Investments                                                     3,925,531      35,873,889
(Increase) Decrease in Accrued Interest and other Investment Income          (143,785)      3,146,020
Decrease in Prepaid Expenses                                                       --           2,650
Net Change in Unrealized Depreciation on Investments                        9,258,723      29,832,477
Increase in Fund Administration Expenses Payable                              108,073         132,876
Increase (Decrease) in Other Accrued Liabilities                                1,499            (714)
  Decrease in Independent General Partners' Fees Payable                         (384)         (8,971)
Increase in Professional Fees Payable                                           2,735           4,856
        Total Adjustments                                                  13,152,392      68,983,083
Net Cash Provided by Operating Activities                                $  6,426,869    $ 67,256,654
                                                                         ============    ============



               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                              Managing         Limited
                                                             Notes       General Partner       Partners           Total
                                                            --------     ----------------     ----------       ----------

FOR THE SIX MONTHS ENDED JUNE 30, 1998

Partners' Capital at January 1, 1998                                         $ 1,134,402    $ 23,597,384     $ 24,731,786
Cash Distributions to Partners                                                      (105)     (6,306,980)      (6,307,085)
Reduction in Managing General Partners' Contribution          3                  (21,184)              -          (21,184)
Allocation of Net Investment Income                          11                   (8,326)       (824,261)        (832,587)
Allocation of Net Unrealized Depreciation on Investments                         (92,547)      (9,166,176)     (9,258,723)
Allocation of Net Realized Gains on Investments                                   33,658       3,332,129        3,365,787
Partners' Capital at June 30, 1998                                           $ 1,045,898    $ 10,632,096     $ 11,677,994
                                                                             ===========    ============     ============




               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                June 30, 1998
                                  (UNAUDITED)



   PRINCIPAL                                                      INVESTMENT     INVESTMENT     AMORTIZED     VALUE      % OF TOTAL
 AMOUNT/SHARES                  INVESTMENT                            DATE          COST          COST       (NOTE 2)    INVESTMENTS
---------------  --------------------------------------------     -----------    ----------    ----------    ---------   -----------

                    ENHANCED YIELD INVESTMENTS
                    MANAGED COMPANIES

                    MISCELLANEOUS MANUFACTURING

                    QUANTEGY ACQUISITION CORP.
                    (FORMERLY AMPEX RECORDING MEDIA CORP.)
        162 Shares  Quantegy Acquisition Corp., Common Stock          11/13/95  $  3,464,732    $3,464,732   $   227,209
                                                                                ------------    ----------   -----------
                                                                                   3,464,732     3,464,732       227,209       2.44
                                                                                ------------    ----------   -----------------------

                    LEATHER AND LEATHER PRODUCTS

                    LEATHER U.S., INC. - NOTE 12
                    (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
      795.00 Shares Leather U.S., Inc., Common Stock                  04/09/96     9,342,000     9,342,000             0
                                                                                ------------   -----------   -----------
                                                                                   9,342,000     9,342,000             0       0.00
                                                                                ------------   -----------   -----------------------


                    TOTAL INVESTMENT IN  MANAGED  COMPANIES                     $ 12,806,732  $ 12,806,732   $   227,209       2.44%
                    ---------------------------------------                     ------------  ------------   -----------------------

                             See the Accompanying Notes to Financial Statements.

                                              EQUITABLE CAPITAL PARTNERS, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                    June 30, 1998
                                                (CONTINUED)(UNAUDITED)

  PRINCIPAL                                                           INVESTMENT    INVESTMENT    AMORTIZED    VALUE     % OF TOTAL
 AMOUNT/SHARES                       INVESTMENT                         DATE           COST         COST      (NOTE 2)   INVESTMENTS
---------------  ---------------------------------------------------- ------------ --------------- ----------- --------- -----------

                    NON-MANAGED COMPANIES


                    DISTRIBUTION SERVICES

                    WESTERN PIONEER, INC. - NOTE 12
  $      9,460,000  Western Pioneer, Inc.,
                      Sr. Sub. Nts. 10% due 11/30/07*(a)              11/30/94   $ 1,219,460  $  1,219,460   $  2,838,000
   162,161 Warrants Western Pioneer, Inc.,
                     Common Stock Purchase Warrants **                11/30/94             0             0              0
                                                                                 -----------  ------------   ------------
                                                                                   1,219,460     1,219,460      2,838,000     30.49
                                                                                 -----------  ------------   ----------------------


                    MISCELLANEOUS RETAIL

                    PERGAMENT HOME CENTERS, INC.- NOTES 10, 12
  $      3,236,800  Pergament Acq. Corp., Home Centers, Inc.
                     Floating Rate Demand Note due 07/31/00* (a)      10/18/91     2,767,594     2,767,594        603,447
     380.80 Shares  Pergament Holding, Corp., Common Stock Class B ** 02/28/89     8,568,000     8,568,000              0
    135.912 Shares  Pergament Holding, Corp., Common Stock Class C ** 02/28/89             0             0              0
                                                                                 -----------   -----------    -----------
                                                                                  11,335,594    11,335,594        603,447      6.48
                                                                                 -----------   -----------    ---------------------
                    MISCELLANEOUS RETAIL

                    R&S/STRAUSS, INC.
                    (FORMERLY WSR ACQUISITION CORPORATION)
  $      1,274,607 R&S/Strauss, Inc.,
                       Sr. Sub. Nt. 15% due 05/31/00*(a)              06/13/90     1,274,607     1,274,607        165,699
  $      2,310,000  R&S/Strauss, Inc.,
                       Sr. Sub. Nt. 15% due 05/31/00*(a)              06/13/90     2,310,000     2,310,000        300,300
                                                                                 -----------  ------------    -----------
                                                                                   3,584,607     3,584,607        465,999      5.01
                                                                                 -----------  ------------    ----------------------

                    TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                   $16,139,661   $16,139,661    $ 3,907,446     41.98%
                    ------------------------------------------                   -----------   -----------    ---------------------

                    TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS               $28,946,393   $28,946,393    $ 4,134,655     44.42%
                    ----------------------------------------------               -----------   -----------    ---------------------



                             See the Accompanying Notes to Financial Statements.

                                               EQUITABLE CAPITAL PARTNERS, L.P.
                                              SCHEDULE OF PORTFOLIO INVESTMENTS
                                                     June 30, 1998
                                                 (CONCLUDED)(UNAUDITED)
   PRINCIPAL                                                        INVESTMENT    INVESTMENT    AMORTIZED     VALUE     % OF TOTAL
 AMOUNT/SHARES                        INVESTMENT                       DATE          COST          COST      (NOTE 2)   INVESTMENTS
--------------  -------------------------------------------------- ------------ --------------- ---------- ---------- --------------

                   TEMPORARY INVESTMENTS

                   COMMERCIAL PAPER

$      5,200,000   Federal Home Loan Mortgage Disc Note,
                     5.45% due 8/05/98                                6/18/98   $   5,162,213  $  5,172,447   $  5,172,447
                                                                                -------------  ------------   ------------
                   TOTAL INVESTMENT IN COMMERCIAL PAPER                         $   5,162,213  $  5,172,447   $  5,172,447    55.58%
                                                                                -------------  ------------   ---------------------


                   TOTAL TEMPORARY INVESTMENTS                                  $   5,162,213  $  5,172,447   $  5,172,447    55.58%
                                                                                -------------  ------------   ---------------------

                   TOTAL INVESTMENT PORTFOLIO                                   $  34,108,606  $ 34,118,840   $  9,307,102   100.00%
                                                                                =============  ============   =====================


                   SUMMARY OF INVESTMENTS
                   Subordinated Notes                                           $   7,571,661  $  7,571,661   $  3,907,446    41.98%
                   Common Stock and Warrants                                       21,374,732    21,374,732        227,209     2.44
                   Temporary Investments                                            5,162,213     5,172,447      5,172,447    55.58
                                                                                -------------  ------------   ---------------------
                                                                                $  34,108,606  $ 34,118,840   $  9,307,102   100.00%
                                                                                =============  ============   =====================

                   *  Restricted Security
                  **  Restricted Non-income Producing Security
                  (a) Non-accrual investment status.

                             See the Accompanying Notes to Financial Statements.

                                        EQUITABLE CAPITAL PARTNERS, L.P.
                              SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                   (UNAUDITED)

                                                                         PAR VALUE OR
                                                          DATE OF          NUMBER OF      AMORTIZED         NET        REALIZED
SECURITY                                                TRANSACTION          SHARES         COST          PROCEEDS    GAIN (LOSS)
------------------------------------                    -----------      ------------     ----------   ------------   -----------

Lexmark International Group, Inc.
   Common Stock                                           various              92,636     $  617,576   $  3,724,832   $3,107,256

MTI Holding Inc.
   12% Sr. Sec. Note                                      3/12/98             220,102        220,102        220,102           --
   Common Stock                                                                15,772        236,580        236,580           --
   Common Stock Purchase Warrants                                               4,397           --             --             --


Total Net Realized Gains for the
 Three Months Ended March 31, 1998                                                        $1,074,258   $  4,181,514   $3,107,256
                                                                                          ==========   ============   ==========

MTI Holding Inc.
   Common Stock                                                                15,772     $      --    $    617,497   $  617,497 (A)
   Common Stock Purchase Warrants                                               4,397            --         107,072      107,072

Polaris Pool Systems, Inc.
  Common Stock                                            4/23/98                --             --            3,561        3,561 (B)

R&S/ Strauss Inc.
   15% Sr. Sub. Note                                      6/17/98        $    540,393     $  540,393         70,794     (469,599)
                                                                                          ==========   ============   ==========
Total Net Realized Gain for the
  Three Months Ended June 30, 1998                                                        $  540,393   $    798,924   $  258,531
                                                                                          ==========   ============   ==========

Total Net Realized Gains for the
  Six  Months Ended June 30, 1998                                                         $1,614,651   $  4,980,438   $3,365,787
                                                                                          ==========   ============   ==========


(A)  Proceeds represent our portion of an escrow account which is expected to be released in the next quarter.

(B)  Procceds represent a distribution to the Fund from the escrow account.

               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                   (UNAUDITED)

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

3.  Note Receivable

     On July 22, 1993, pursuant to the terms of the Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Fund, has contributed a non-interest bearing promissory note (the "Note") to the Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally by the Managing General Partners 1% allocation of return of capital. Such allocation for the six months ended June 30, 1998 resulted in a $21,184 reduction of the principal amount of the Note.

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

     The Investment Advisory Fee is calculated and paid quarterly in advance. The Investment Advisory Fees paid by the Fund for the six months ended June 30, 1998 and 1997 were $562,826 and $651,029, respectively.

7.  Fund Administration Fee and Expenses

     The Fund Administration Fees paid by the Fund for the six months ended June 30, 1998 and 1997 were $150,000 and $150,000, respectively.

     Beginning October 13, 1996, MLFAI is entitled to receive reimbursement for all direct-out-of-pocket expenses incurred in connection with the administration of the Fund, commencing October 13, 1992. For the six months ended June 30, 1998 and 1997, the Fund incurred administrative expenses of $182,670 and $230,601 respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Fund.

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

     For the six months ended June 30, 1998 and 1997, the Fund incurred $79,504 and $70,053, respectively, of Independent General Partners' Fees and Expenses.

9. Related Party Transactions

     For the six months ended June 30, 1998 and 1997, the Fund paid expenses of $4,007 and $14,691 respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Fund's Enhanced Yield Investments. The Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

     On January 2, 1998 and April 1, 1998, the Fund received $68,353 and $68,922 from Pergament Home Centers, Inc. as a principal paydown of the Floating Demand Note held by the Fund. No gain, loss or income has been recorded on this transaction.

     On April 23, 1998 , the Fund received additional proceeds of $3,561 from Polaris Pool Systems Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     On March 12,1998, the Fund sold its MTI Holding, Inc. 12% Senior Secured Note, common stock and warrants. No gain, loss or income was recorded at the time of sale. During the three months ended June 30, 1998 the Fund realized a gain of $724,569 on the sale.

     On June 17, 1998, the Fund sold $540,393 par value of R&S/Strauss Inc. 15% Senior Subordinated Note for $70,794 resulting in a loss of $469,599.

     During the first quarter ended March 31, 1998, the Fund sold the remaining 92,636 shares of Lexmark International Group, Inc. Class B Common Stock for $3,724,832 resulting in a gain of $3,107,256 to the Fund.

     All of the proceeds received during the second quarter of 1998 will be distributed to Limited Partners of record as of June 30, 1998 on August 14, 1998.

     As of June 30, 1998, the Fund had remaining investments in 2 Managed Companies (a Managed Company is one to which the Fund, the Managing General Partner or other persons in the Fund's investor group make significant managerial assistance available) and 3 Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $28,946,393 (including $854,000 capitalized cost of payment-in-kind securities), consisting of $7,571,661 in senior notes and subordinated notes and $21,374,732 in common stock and purchase warrants.

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

     For the six months ended June 30, 1998, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     For the six months ended June 30, 1998, the Fund recorded net unrealized depreciation on Enhanced Yield Investments of $9,258,723 compared to $29,832,477 for the six months ended June 30, 1997. Such depreciation was the result of adjustments in value made with respect to the following investments during the six months ended June 30, 1998:

     The amount includes the reversal of $2,902,592 of unrealized appreciation of Lexmark International Group, Inc. Class B common stock due to the sale of 92,636 shares.

     On March 31, 1998, Quantegy Acquisition Corp, common stock was written down from 100% to 15% of the cost resulting in unrealized depreciation of $2,945,022 to the Fund.

     On June 30, 1998, Quantegy Acquisition Corp., common stock was written down from 15% of cost to 6.5% of the cost resulting in unrealized depreciation of $292,501 to the Fund.

     On March 31, 1998, R&S/Strauss Inc. 15% Senior Subordinated Note was written down from 100% to 25% of par, resulting in unrealized depreciation of $3,093,750 to the Fund.

     On June 30, 1998, R&S/Strauss Inc. 15% Senior Subordinated Note was written down form 25% to 13% of par, resulting in unrealized depreciation of $430,153 to the Fund.

     The reversal of $405,295 of unrealized depreciation due to the sale of $540,393 par value of R&S/Strauss 15% Senior Subordinated Note.

    The following investments have been on non-accrual status as of the respective dates:

    Pergament Home Centers, Inc.
      Floating Rate Demand Note              July 1, 1996
    Western Pioneer, Inc. 10%
      Senior Subordinated Note               November 30, 1994
    R&S/Strauss  Inc.
      15% Senior Subordinated Note           November 30, 1997

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

14. Subsequent Distributions

     On August 6, 1998, the Independent General Partners approved an aggregate cash distribution of $449,685 for the six months ended June 30, 1998, which will be paid on August 14, 1998 to the Limited Partners. The amount that will be distributed to Limited Partners on record as of June 30, 1998 includes $449,685 of return of capital. On a per Unit basis, the distribution of $1.58 represents return of capital. The Managing General Partner's one percent allocation of $4,542 is being held as a Deferred Distribution Amount resulting in no distribution to the Managing General Partner.

15.  Subsequent Events

     On July 24, 1998, the Fund sold the Pergament Home Centers, Inc. Floating Rate Promissory Note and Class B and Class C common stock back to Pergament for $571,200 and realized a loss of $10,764,394 on the sale.

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

Investments

     As of June 30, 1998, the Fund had a total of 5 Enhanced Yield Investments at a net cost of $28,946,393 (inclusive of the receipt of securities having a capitalized cost of $854,000 received as payment-in-kind interest on certain Enhanced Yield Investments).

Proceeds from Investments

     During the six months ended June 30, 1998, the Fund received proceeds from the following investments:

     On January 2, 1998 and April 1, 1998, the Fund received $68,353 and $68,922 from Pergament Home Centers, Inc. as a principal paydown of the Floating Demand Note held by the Fund. No gain, loss or income has been recorded on this transaction.

     On April 23, 1998, the Fund received additional proceeds of $3,561 from Polaris Pool Systems Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     On March 12, 1998, the Fund sold its MTI Holding, Inc. 12% Senior Secured Note, common stock and warrants. No gain, loss or income was recorded at the time of sale. During the three months ended June 30, 1998 the Fund realized a gain of $724,569 on the sale.

     On June 17, 1998, the Fund sold $540,393 par value of R&S/Strauss Inc. 15% Senior Subordinated Note for $70,794 resulting in a loss of $469,599.

     During the first quarter ended March 31, 1998, the Fund sold the remaining 92,636 shares of Lexmark International Group, Inc. Class B Common Stock for $3,724,832 resulting in a gain of $3,107,256 to the Fund.

     All of the proceeds received during the second quarter of 1998 are expected to be distributed to Limited Partners on record as of June 30, 1998, on August 14, 1998.

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

Results of Operations

     For the three and six months ended June 30, 1998, net investment income decreased by $487,613 and $1,664,389 respectively, as compared to the same periods in 1997. Net investment income is comprised of investment income (primarily interest and dividend income) offset by expenses. The decrease in the 1998 net investment income versus the comparative period in 1997, reflects the decrease in interest and dividend income partially offset by the decrease in Fund Administration Fees and Expenses and Investment Advisory Fees.

     For the three and six months ended June 30, 1998, the Fund had investment income of $95,892 and $163,163 respectively, as compared to $611,787 and $1,974,052 for the same periods in 1997. The decrease in 1998 investment income of 92% was primarily due to an decrease in interest and dividend income.

     The Fund incurred expenses of $573,589 and $995,750 for the three and six months ended June 30, 1998, as compared to $601,871 and $1,142,250 for the same period in 1997. The decrease in the 1998 expenses of $146,500 was primarily due to a decrease in Professional Fees, Fund Administration Fees and Expenses and Independent General Partner's Fees and Expenses paid by the Fund. The Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Expenses and Independent General Partners' Fees and Expenses.

     The Fund experienced a decrease in net assets resulting from operations for the six months ended June 30, 1998 in the amount of $6,725,523 as compared to an decrease of $1,726,429 for the comparative period in 1997. The decrease in net assets for the six months ended June 30, 1998 is comprised of net investment loss of $832,587, net realized gains of $3,365,787 offset by a net change in unrealized depreciation of $9,258,723. For the comparable period in 1997, the decrease in net assets was comprised of net investment income of $821,802, net realized gains of $27,274,246 offset by a net change in unrealized depreciation of $29,832,477 (see Statements of Operations in the Financial Statements).

     For the three months ended June 30, 1998 and 1997, the Fund incurred Investment Advisory Fees of $281,413 and $281,413, respectively. For the six months ended June 30, 1998 and 1997 the Fund incurred Investment Advisory Fees of $562,826 and $651,029, respectively. (as described in Note 6 to the Financial Statements).

     The Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended June 30, 1998 and 1997 were $233,222 and $263,338 respectively and for the six months ended June 30, 1998 and 1997 were $332,670 and $380,601 respectively. The decrease from 1998 to 1997 of $47,931 is primarily due to the Fund Administration Fee changing to an annual fee of $300,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Fund.

     Independent  General Partners' Fees and Expenses incurred for the three and
six  months  ended  June  30,  1998  and  1997  were   $41,704  and  $79,504,
respectively and $35,053 and $70,053 respectively.

     The Fund incurred Professional Fees of $10,988 and $12,988 for the three and six months ended June 30, 1998. Professional Fees incurred for the same periods in 1997 were $16,050 and $31,050, respectively. For the three and six months ended June 30, 1998, the Fund incurred $4,007 of related party legal fees which included reimbursed legal fees to Equitable Life for legal services. (See
Note 9 to the Financial Statements.)

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

     For the six months ended June 30, 1998, the Fund recorded net unrealized depreciation on Enhanced Yield Investments of $9,258,723 as compared to $29,832,477 for the six months ended June 30, 1997. The change in unrealized depreciation for the six months ended June 30, 1998 was primarily the result of unrealized depreciation in Quantegy Acquisition Corp and R&S/Strauss, Inc. and the reversal of unrealized appreciation in Lexmark International Group, Inc.

    The following investments have been on non-accrual status as of the respective dates:

    Pergament Home Centers, Inc.
      Floating Rate Demand Note              July 1, 1996
    Western Pioneer, Inc. 10%
      Senior Subordinated Note               November 30, 1994
    R&S/Strauss  Inc.
      15% Senior Subordinated Note           November 30, 1997

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

Realized Gains and Losses on Investments

     During the three and six months ended June 30, 1998, the Fund recorded a net realized gain of $258,531 and $3,365,787 respectively, on transactions involving three Enhanced Yield Investment. For the six months ended June 30, 1997, the Fund recorded net realized gains on investments of $27,274,246 on transactions involving three Enhanced Yield Investments (see Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

                           PART II - OTHER INFORMATION

    Items 1 through 4 are herewith omitted as the response to items is either none or not applicable for the June 30, 1998, Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits: Exhibit 27 - Financial Data Schedule for the quarter ending June 30, 1998.

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

(b)  Reports on Form 8-K - None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 1998.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated:  August 14, 1998       /s/  James R. Wilson
                              -----------------------------
                              James R. Wilson
                              Title:  President


Dated:  August 14, 1998      /s/  Andy Pitsillos
                              ---------------------------
                              Andy Pitsillos
                              Title:  Vice President and Chief
                                      Accounting Officer

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 1998.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated: August 14, 1998
                              James R. Wilson
                              Title:  President


Dated: August 14, 1998
                              Andy Pitsillos
                              Title:  Vice President and Chief
                                      Accounting Officer