Form 10-Q
period 1998-09-30
EQUITABLE CAPITAL PARTNERS L P
filed 1998-11-13
CIK 828847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended: September 30, 1998

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

                        EQUITABLE CAPITAL PARTNERS, L.P.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION




                                                              Page
Item 1.  Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of September 30, 1998 and December 31, 1997        5

Statements of Operations
  For the Three and Nine Months Ended
  September 30, 1998 and 1997                                   6

Statements of Changes in Net Assets
  For the Nine Months Ended September 30, 1998 and 1997         7

Statements of Cash Flows
  For the Nine Months Ended September 30, 1998 and 1997         8

Statement of Changes in Partners' Capital
  For the Nine Months Ended September 30, 1998                  9

Schedule of Portfolio Investments
  For the Nine Months Ended September 30, 1998                 10

Supplemental Schedule of Realized Gains and Losses
  For the Nine Months Ended September 30, 1998                 12

Notes to Financial Statements                                  13


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                19


                PART II - OTHER INFORMATION

Item 6.  Exhibits                                              22

                                       EQUITABLE CAPITAL PARTNERS,L.P.
                                           STATEMENTS OF ASSETS
                                    LIABILITIES AND PARTNERS' CAPITAL
                                                (UNAUDITED)



ASSETS:                                                                Notes       September 30, 1998        December 31, 1997
                                                                                       (Unaudited)
     Investments                                                      2,10,12
         Enhanced Yield Investments at Value-
              Managed Companies
              (amortized cost of $12,806,732 at
              September 30, 1998 and $16,931,732
              at December 31, 1997)                                                                  $ -              $ 7,589,732
              Non-Managed Companies
              (amortized cost of $3,584,607 at
              September 30, 1998 and $13,766,546
              at December 31, 1997)                                                                    -                7,555,572
         Temporary Investments
              (at amortized cost )                                                             5,188,690                8,098,650

     Cash                                                                                        402,797                   47,134
     Interest Receivable                                               2,12                            -                   64,768
     Receivable on Investments Sold                                    2,10                      961,151                        -
     Note Receivable                                                    3,4                    1,455,454                1,484,748

TOTAL ASSETS                                                                                 $ 8,008,092             $ 24,840,604
                                                                                             ===========             ============

LIABILITIES AND PARTNERS' CAPITAL

     Liabilities
         Professional Fees Payable                                       9                      $ 41,076                 $ 41,548
         Independent General Partners' Fees Payable                      8                        11,118                   12,396
         Fund Administrative Expenses Payable                            7                        51,934                   50,149
         Other Accrued Liabilities                                                                 6,224                    4,725
              Total Liabilities                                                                  110,352                  108,818

     Partners' Capital
         Managing General Partner                                       3,4                    1,004,563                1,134,402
         Limited Partners (284,611 Units)                                4                     6,893,177               23,597,384
              Total Partners' Capital                                                          7,897,740               24,731,786

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                      $ 8,008,092             $ 24,840,604
                                                                                             ===========             ============

               See the Accompanying Notes to Financial Statements.


                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                For the Three Months Ended       For the Nine Months Ended
                                                               September 30,   September 30,    September 30,  September 30,
                                                                   1998             1997             1998           1997
                                                               -------------   -------------   -------------   ------------
INVESTMENT INCOME- Notes 2,12:
    Interest and Discount Income                               $     71,920    $    350,243    $    235,083    $  2,187,617
    Dividend Income                                                    --              --              --           136,678
        TOTAL INVESTMENT INCOME                                      71,920         350,243         235,083       2,324,295

EXPENSES:
    Investment Advisory Fee- Note 6                                 281,413         281,413         844,239         932,442
    Fund Administration Fees and Expenses- Note 7                   126,933         173,086         459,603         553,687
    Independent General Partners'
     Fees and Expenses- Note 8                                       40,768          39,556         120,272         109,609
    Professional Fees - Note 9                                         --            31,000          12,988          62,050
    Insurance Fees                                                     --              --              --             6,017
    Valuation Expenses                                                 --             2,500           7,762           6,000
        TOTAL EXPENSES                                              449,114         527,555       1,444,864       1,669,805

NET INVESTMENT (LOSS) INCOME                                       (377,194)       (177,312)     (1,209,781)        654,490

NET CHANGE IN UNREALIZED APPRECIATION
    (DEPRECIATION) ON INVESTMENTS- Note 12                        8,420,399       8,888,987        (838,324)    (20,943,490)

NET REALIZED (LOSS) GAIN ON INVESTMENTS- Note 10                (11,365,664)    (10,727,598)     (7,999,877)     16,546,648

NET DECREASE IN NET ASSETS
    RESULTING FROM OPERATIONS                                  $ (3,322,459)   $ (2,015,923)   $(10,047,982)   $ (3,742,352)
                                                               ============    ============    ============    ============


                      See the Accompanying Notes to Financial Statements.


                        EQUITABLE CAPITAL PARTNERS, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)


                                                                                      For the Nine Months Ended
                                                                              September 30, 1998          September 30, 1997
                                                                              ------------------          ------------------
FROM OPERATIONS:

   Net Decrease in Net Assets
      Resulting from Operations                                                    $ (10,047,982)              $ (3,742,352)

   Cash Distributions to Partners                                                     (6,756,770)               (76,692,223)

   Reduction in Managing General Partners' Contribution                                  (29,294)                  (341,148)

   Total Decrease                                                                    (16,834,046)               (80,775,723)

NET ASSETS:

   Beginning of Period                                                                24,731,786                110,708,174

   End of Period                                                                    $  7,897,740               $ 29,932,451
                                                                                    ============               ============

               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Nine Months Ended
INCREASE (DECREASE) IN CASH                                                   September 30, 1998    September 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:                                         ------------------    ------------------
        Interest and Discount Income                                          $           19,899    $        1,822,856
        Fund Administration Fees & Expenses                                             (457,819)             (538,697)
        Investment Advisory Fee                                                         (844,239)             (932,442)
        Independent General Partners' Fees and Expenses                                 (121,549)             (121,665)
        Valuation Expenses                                                                (6,262)              (11,948)
        Sale (Purchase) of Temporary Investments, Net                                  3,189,910            17,280,120
        Proceeds from Sales and Principal Payments of
           Enhanced Yield Investments                                                  5,345,953            59,209,146
        Professional Fees                                                                (13,460)              (57,533)
        Insurance Fees                                                                      --                  (3,742)
           Net Cash Provided by Operating Activities                                   7,112,433            76,646,095
CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash Distributions to Partners                                                (6,756,770)          (76,692,223)
           Net Cash Used in Financing Activities                                      (6,756,770)          (76,692,223)
Net Increase(Decrease) in Cash                                                           355,663               (46,128)
Cash at the Beginning of the Period                                                       47,134                91,206
Cash at the End of the Period                                                 $          402,797    $           45,078
                                                                              ==================    ==================


                                                    RECONCILIATION OF NET DECREASE IN NET ASSETS RESULTING FROM
                                                    OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Decrease In Net Assets
     Resulting From Operations                                                $      (10,047,982)   $       (3,742,352)

Adjustments to Reconcile Net Decrease in Net Assets
        Resulting from Operations to Net Cash Provided by Operating
        Activities:
Decrease in Investments                                                               16,535,741            59,942,618
Increase in Accrued Interest and other Investment Income                                (215,184)             (501,439)
Decrease in Prepaid Expenses                                                                --                   2,650
Net Change in Unrealized Depreciation on Investments                                     838,324            20,943,490
Increase in Fund Administration Expenses Payable                                           1,785                14,989
Increase (Decrease) in Other Accrued Liabilities                                           1,499                (5,948)
Decrease in Independent General Partners' Fees Payable                                    (1,278)              (12,056)
(Decrease) Increase in Professional Fees Payable                                            (472)                4,143
        Total Adjustments                                                             17,160,415            80,388,447
Net Cash Provided by Operating Activities                                     $        7,112,433    $       76,646,095
                                                                              ==================    ==================


               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                   Managing         Limited
                                                      Notes    General Partner     Partners          Total
                                                      -------  ---------------    ------------     ------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Partners' Capital at January 1, 1998                              $ 1,134,402     $ 23,597,384     $ 24,731,786
Cash Distributions to Partners                                           (105)      (6,756,665)      (6,756,770)
Reduction in Managing General Partners' Contribution    3             (29,294)               -          (29,294)
Allocation of Net Investment Loss                       11            (12,098)      (1,197,683)      (1,209,781)
Allocation of Net Unrealized Depreciation
   on Investments                                       12             (8,343)        (829,981)        (838,324)
Allocation of Net Realized Loss on Investments                        (79,999)      (7,919,878)      (7,999,877)
Partners' Capital at September 30, 1998                           $ 1,004,563      $ 6,893,177      $ 7,897,740
                                                                  ===========      ===========      ===========


               See the Accompanying Notes to Financial Statements.

                                          EQUITABLE CAPITAL PARTNERS, L.P.
                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                                SEPTEMBER 30, 1998
                                                    (UNAUDITED)

   PRINCIPAL                                                      INVESTMENT     INVESTMENT     AMORTIZED     VALUE      % OF TOTAL
 AMOUNT/SHARES                  INVESTMENT                            DATE          COST          COST       (NOTE 2)    INVESTMENTS
---------------  --------------------------------------------     -----------    ----------    ----------    ---------   -----------
                    ENHANCED YIELD INVESTMENTS

                    MANAGED COMPANIES

                    MISCELLANEOUS MANUFACTURING

                    QUANTEGY ACQUISITION CORP.
                    (FORMERLY AMPEX RECORDING MEDIA CORP.)
        162 Shares  Quantegy Acquisition Corp., Common Stock          11/13/95  $  3,464,732    $3,464,732   $         0
                                                                                ------------    ----------   -----------
                                                                                   3,464,732     3,464,732             0       0.00
                                                                                ------------    ----------   -----------------------
                    LEATHER AND LEATHER PRODUCTS

                    LEATHER U.S., INC. - NOTE 12
                    (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
      795.00 Shares Leather U.S., Inc., Common Stock                  04/09/96     9,342,000     9,342,000             0
                                                                                ------------   -----------   -----------
                                                                                   9,342,000     9,342,000             0       0.00
                                                                                ------------   -----------   -----------------------

                    TOTAL INVESTMENT IN  MANAGED  COMPANIES                     $ 12,806,732  $ 12,806,732   $         0       0.00%
                    ---------------------------------------                     ------------  ------------   -----------------------

                    NON-MANAGED COMPANIES

                    MISCELLANEOUS RETAIL

                    R&S/STRAUSS, INC.
                    (FORMERLY WSR ACQUISITION CORPORATION)
  $      1,274,607  R&S/Strauss, Inc.,
                       Sr. Sub. Nt. 15% due 05/31/00*(a)              06/13/90     1,274,607     1,274,607              0
  $      2,310,000  R&S/Strauss, Inc.,
                       Sr. Sub. Nt. 15% due 05/31/00*(a)              06/13/90     2,310,000     2,310,000              0
                                                                                 -----------  ------------    -----------
                                                                                   3,584,607     3,584,607              0      0.00
                                                                                 -----------  ------------    ----------------------

                    TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                   $ 3,584,607   $ 3,584,607    $         0      0.00
                    ------------------------------------------                   -----------   -----------    ---------------------

                    TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS               $16,391,339   $16,391,339    $         0      0.00%
                    ----------------------------------------------               -----------   -----------    ---------------------

                             See the Accompanying Notes to Financial Statements.

                                               EQUITABLE CAPITAL PARTNERS, L.P.
                                              SCHEDULE OF PORTFOLIO INVESTMENTS
                                                     SEPTEMBER 30, 1998
                                                 (CONCLUDED)(UNAUDITED)


   PRINCIPAL                                                        INVESTMENT    INVESTMENT    AMORTIZED     VALUE     % OF TOTAL
 AMOUNT/SHARES                        INVESTMENT                       DATE          COST          COST      (NOTE 2)   INVESTMENTS
--------------  -------------------------------------------------- ------------ --------------- ---------- ---------- --------------

                   TEMPORARY INVESTMENTS

                   COMMERCIAL PAPER

$      5,200,000   Federal Home Loan Mortgage Disc Note,
                     5.22% due 10/16/98                                9/29/98  $   5,187,182  $  5,188,690   $  5,188,690
                                                                                -------------  ------------   ------------
                   TOTAL INVESTMENT IN COMMERCIAL PAPER                         $   5,187,182  $  5,188,690   $  5,188,690   100.00%
                                                                                -------------  ------------   ---------------------


                   TOTAL TEMPORARY INVESTMENTS                                  $   5,187,182  $  5,188,690   $  5,188,690   100.00%
                                                                                -------------  ------------   ---------------------

                   TOTAL INVESTMENT PORTFOLIO                                   $  21,578,521  $ 21,580,029   $  5,188,690   100.00%
                                                                                =============  ============   =====================


                   SUMMARY OF INVESTMENTS
                   Subordinated Notes                                           $   3,584,607  $  3,584,607   $          0     0.00%
                   Common Stock and Warrants                                       12,806,732     3,464,732              0     0.00
                   Temporary Investments                                            5,187,182     5,188,690      5,188,690   100.00
                                                                                -------------  ------------   ---------------------
                                                                                $  21,578,521  $ 21,580,029   $  5,188,690   100.00%
                                                                                =============  ============   =====================

                   *  Restricted Security
                  (a) Non-accrual investment status.

                             See the Accompanying Notes to Financial Statements.

                                        EQUITABLE CAPITAL PARTNERS, L.P.
                              SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                   (UNAUDITED)

                                                                         PAR VALUE OR
                                                          DATE OF          NUMBER OF      AMORTIZED       NET          REALIZED
SECURITY                                                TRANSACTION          SHARES         COST        PROCEEDS      GAIN (LOSS)
------------------------------------                    -----------      ------------     ----------   ----------    -----------

Lexmark International Group, Inc.
   Common Stock                                           various            92,636      $   617,576   $3,724,832   $  3,107,256

MTI Holdings, Inc.
   12% Sr. Sec. Note                                      3/12/98           220,102          220,102      220,102             --
   Common Stock                                                              15,772          236,580      236,580             --
   Common Stock Purchase Warrants                                             4,397             --             --             --


Total Net Realized Gains for the
 Three Months Ended March 31, 1998                                                        $ 1,074,258   $4,181,514   $  3,107,256
                                                                                         ===========   ==========   ============

MTI Holdings, Inc.
   Common Stock                                                              15,772      $       --    $  617,497   $    617,497 (A)
   Common Stock Purchase Warrants                                             4,397              --       107,072        107,072 (A)

Polaris Pool Systems, Inc.
  Common Stock                                            4/23/98                --             --          3,561          3,561 (B)

R&S/ Strauss, Inc.
   15% Sr. Sub. Note                                      6/17/98        $  540,393      $   540,393       70,794       (469,599)

Total Net Realized Gain for the
  Three Months Ended June 30, 1998                                                           540,393      798,924        258,531
                                                                                         ===========   ==========   ============
Pergament Home Centers, Inc.
  Floating Rate Demand Note                               7/24/98        $3,236,800     $  2,699,404  $   571,200  $  (2,128,204)
  Common Stock Class B                                                      380.800        8,568,000           --     (8,568,000)
  Common Stock Class C                                                      135.912               --           --             --

Western Pioneer, Inc.
   Common Stock                                           9/15/98        $9,460,000        1,219,460      550,000       (669,460)
   Common Stock Purchase Warrants                                           162,161               --           --             --


Total Net Realized Loss for the
  Three Months Ended September 30, 1998                                                  $12,486,864   $1,121,200   $(11,365,664)
                                                                                         ===========   ==========   ============

Total Net Realized Loss for the
  Nine Months Ended September 30, 1998                                                   $14,101,515   $6,101,638   $ (7,999,877)
                                                                                         ===========   ==========   ============


(A)  Proceeds represent our portion of an escrow account which is expected to be released in the next quarter.

(B)  Procceds represent a distribution to the Fund from the escrow account.

               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

     As stated in the Partnership Agreement, the Fund reached the end of its 10 year term on October 13, 1998. The Fund is in the process of liquidating the last remaining portfolio company and expects to make a final distribution in December 1998.

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

3.  Note Receivable

     On July 22, 1993, pursuant to the terms of the Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Fund, has contributed a non-interest bearing promissory note (the "Note") to the Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally by the Managing General Partners 1% allocation of return of capital. Such allocation for the nine months ended September 30, 1998 resulted in a $29,294 reduction of the principal amount of the Note.

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

     The Investment Advisory Fee is calculated and paid quarterly in advance. The Investment Advisory Fees paid by the Fund for the nine months ended September 30, 1998 and 1997 were $844,239 and $932,442, respectively.

7.  Fund Administration Fee and Expenses

     The Fund Administration Fees paid by the Fund for the nine months ended September 30, 1998 and 1997 were $225,000 and $225,000, respectively.

     Beginning October 13, 1996, MLFAI is entitled to receive reimbursement for all direct-out-of-pocket expenses incurred in connection with the administration of the Fund, commencing October 13, 1992. For the nine months ended September 30, 1998 and 1997, the Fund incurred administrative expenses of $234,603 and $328,687 respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Fund.

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

     For the nine months ended September 30, 1998 and 1997, the Fund incurred $120,272 and $109,609, respectively, of Independent General Partners' Fees and Expenses.

9. Related Party Transactions

     For the nine months ended September 30, 1998 and 1997, the Fund paid expenses of $6,549 and $15,384, respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Fund's Enhanced Yield Investments. The Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Fund paid sales commissions to Equico Securities, a related party, as described in
Note 5.

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

     On January 2, 1998, April 1, 1998 and July 1, 1998, the Fund received $68,353, $68,922 and $68,190 from Pergament Home Centers, Inc. as a principal paydown of the Floating Demand Note held by the Fund. No gain, loss or income has been recorded on this transaction.

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

     On April 23, 1998 , the Fund received additional proceeds of $3,561 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     On June 17, 1998, the Fund sold $540,393 par value of R&S/Strauss, Inc. 15% Senior Subordinated Note for $70,794 resulting in a loss of $469,599.

     On July 24, 1998, the Fund sold its Pergament, Home Centers, Inc. Floating Rate Demand Note , Class B common stock and Class C common stock for $571,200 resulting in a loss of $10,696,204 to the Fund.

     On September 15, 1998, the Fund sold its Western Pioneer, Inc 10% Senior Subordinated Note and common stock purchase warrants for $550,000 resulting in a loss of $669,460 to the Fund.

     All of the proceeds received during the third quarter of 1998 will be distributed to Limited Partners of record as of September 30, 1998 on November 16, 1998.

     As of September 30, 1998, the Fund had remaining investments in 2 Managed Companies (a Managed Company is one to which the Fund, the Managing General Partner or other persons in the Fund's investor group make significant managerial assistance available) and 1 Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $16,391,339 consisting of $3,584,607 in senior notes and subordinated notes and $12,806,732 in common stock and purchase warrants.

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

     For the nine months ended September 30, 1998, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     For the nine months ended September 30, 1998, the Fund recorded net unrealized depreciation on Enhanced Yield Investments of $838,324 compared to $20,943,490 for the nine months ended September 30, 1997. Such depreciation was the result of adjustments in value made with respect to the following investments during the nine months ended September 30, 1998:

     The amount includes the reversal of $2,902,592 of unrealized appreciation of Lexmark International Group, Inc. Class B common stock due to the sale of 92,636 shares.

     On March 31, 1998, Quantegy Acquisition Corp., common stock was written down from 100% to 15% of the cost resulting in unrealized depreciation of $2,945,022 to the Fund.

     On March 31, 1998, R&S/Strauss, Inc. 15% Senior Subordinated Note was written down from 100% to 25% of par, resulting in unrealized depreciation of $3,093,750 to the Fund.

     On June 30, 1998, Quantegy Acquisition Corp., common stock was written down from 15% of cost to 6.5% of the cost resulting in unrealized depreciation of $292,501 to the Fund.

     On June 30, 1998, R&S/Strauss, Inc. 15% Senior Subordinated Note was written down form 25% to 13% of par, resulting in unrealized depreciation of $430,153 to the Fund.

     The reversal of $405,295 of unrealized depreciation due to the sale of $540,393 par value of R&S/Strauss, Inc., 15% Senior Subordinated Note.

     The reversal of $10,732,147 of unrealized depreciation due to the sale of its Pergament, Home Centers, Inc. Floating Rate Demand Note , Class B common stock and Class C common stock.

     The reversal of $1,618,540 of unrealized appreciation due to the sale of its Western Pioneer, Inc 10% Senior Subordinated Note and common stock purchase warrants.

     On September 30, 1998, Quantegy Acquisition Corp., common stock was written down from 6.5% of cost to zero resulting in unrealized depreciation of $227,209 to the Fund.

     On  September  30,  1998,  the  remaining  R&S/Strauss,   Inc.  15%  Senior
Suborinated Note was written down from 13% of par to zero resulting in unrealized depreciation of $465,999 to the Fund.

     The following investment has been on non-accrual status as of the following date:

     R&S/Strauss, Inc.   15% Senior Subordinated Note    November 30, 1997

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

14. Subsequent Distributions

     On October 28, 1998, the Independent General Partners approved an aggregate cash distribution of $2,555,807 for the nine months ended September 30, 1998, which will be paid on November 16, 1998 to the Limited Partners. The amount that will be distributed to Limited Partners on record as of September 30, 1998 includes $2,555,807 of return of capital. On a per Unit basis, the distribution of $8.98 represents return of capital. The Managing General Partner's one percent allocation of $25,816 is being held as a Deferred Distribution Amount resulting in no distribution to the Managing General Partner.

15. Subsequent Events

     On October 7, 1998, the Fund sold its Leather U.S., Inc. Common Stock for $159,000 and realized a loss of $9,183,000 to the Fund.

     On November 5, 1998, the Fund sold its remaining portion of R&S/Strauss, Inc. for $36,026 and realized a loss of $3,548,581 on the sale.

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

Investments

     As of September 30, 1998, the Fund had a total of 3 Enhanced Yield Investments at a net cost of $16,391,339.

Proceeds from Investments

     During the nine months ended September 30, 1998, the Fund received proceeds from the following investments:

     On January 2, 1998, April 1, 1998 and July 1, 1998, the Fund received $68,353, $68,922 and $68,190 from Pergament Home Centers, Inc. as a principal paydown of the Floating Demand Note held by the Fund. No gain, loss or income has been recorded on this transaction.

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

     On April 23, 1998, the Fund received additional proceeds of $3,561 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     On June 17, 1998, the Fund sold $540,393 par value of R&S/Strauss, Inc. 15% Senior Subordinated Note for $70,794 resulting in a loss of $469,599.

     On July 24, 1998, the Fund sold its Pergament, Home Centers, Inc. Floating Rate Demand Note , Class B common stock and Class C common stock for $571,200 resulting in a loss of $10,696,204 to the Fund.

     On September 15, 1998, the Fund sold its Western Pioneer, Inc 10% Senior Subordinated Note and common stock purchase warrants for $550,000 resulting in a loss of $669,460 to the Fund.

     All of the proceeds received during the third quarter of 1998 are expected to be distributed to Limited Partners on record as of September 30, 1998, on November 16, 1998.

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

Results of Operations

     For the three and nine months ended September 30, 1998, net investment income decreased by $199,882 and $1,864,271 respectively, as compared to the same periods in 1997. Net investment income is comprised of investment income (primarily interest and dividend income) offset by expenses. The decrease in the 1998 net investment income versus the comparative period in 1997, reflects the decrease in interest and dividend income partially offset by the decrease in Fund Administration Fees and Expenses and Investment Advisory Fees.

     For the three and nine months ended September 30, 1998, the Fund had investment income of $71,920 and $235,083 respectively, as compared to $350,243 and $2,324,295 for the same periods in 1997. The decrease in 1998 investment income of 90% was primarily due to an decrease in interest and dividend income.

     The Fund incurred expenses of $449,114 and $1,444,864 for the three and nine months ended September 30, 1998, as compared to $527,555 and $1,669,805 for the same period in 1997. The decrease in the 1998 expenses of $224,941 was primarily due to a decrease in Professional Fees, Fund Administration Fees and Expenses and Independent General Partner's Fees and Expenses paid by the Fund. The Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Expenses and Independent General Partners' Fees and Expenses.

     The Fund experienced a decrease in net assets resulting from operations for the nine months ended September 30, 1998 in the amount of $10,047,982 as compared to an decrease of $3,742,352 for the comparative period in 1997. The decrease in net assets for the nine months ended September 30, 1998 is comprised of net investment loss of $1,209,791, net realized loss of $7,999,877 offset by a net change in unrealized depreciation of $838,324. For the comparable period in 1997, the decrease in net assets was comprised of net investment income of $654,490, net realized gains of $16,546,648 offset by a net change in unrealized depreciation of $20,943,490 (see Statements of Operations in the Financial Statements).

     For the three months ended September 30, 1998 and 1997, the Fund incurred Investment Advisory Fees of $281,413 and $281,413, respectively. For the nine months ended September 30, 1998 and 1997 the Fund incurred Investment Advisory Fees of $884,239 and $932,442, respectively. (as described in Note 6 to the Financial Statements).

     The Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended September 30, 1998 and 1997 were $126,933 and $173,086 respectively and for the nine months ended September 30, 1998 and 1997 were $459,603 and $553,687 respectively. The decrease from 1998 to 1997 of $94,084 is primarily due to the Fund Administration Fee changing to an annual fee of $300,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Fund.

     Independent General Partners' Fees and Expenses incurred for the three and nine months ended September 30, 1998 and 1997 were $40,768 and $39,556, respectively and $120,272 and $109,609 respectively.

     The Fund incurred no Professional Fees for the three months ended September 30, 1998. For the nine months ended September 30, 1998 the Fund incurred Professional Fees of $12,988. Professional Fees incurred for the same periods in 1997 were $31,000 and $62,050, respectively. For the nine months ended September 30, 1998, the Fund incurred $6,549 of related party legal fees which included reimbursed legal fees to Equitable Life for legal services. (See Note 9 to the Financial Statements.)

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

     For the nine months ended September 30, 1998, the Fund recorded net unrealized depreciation on Enhanced Yield Investments of $145,116 as compared to $20,943,490 for the nine months ended September 30, 1997. The change in unrealized depreciation for the nine months ended September 30, 1998 was primarily the result of unrealized depreciation in Quantegy Acquisition Corp., R&S/Strauss, Inc., and Pergament Home Centers, Inc. and the reversal of unrealized appreciation in Lexmark International Group, Inc. and Western Pioneer, Inc.

     The following investment has been on non-accrual status as of the following date:

    R&S/Strauss,  Inc.
      15% Senior Subordinated Note           November 30, 1997

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

Realized Gains and Losses on Investments

     During the three and nine months ended September 30, 1998, the Fund recorded a net realized loss of $11,365,664 and $7,999,877 respectively, on transactions involving seven Enhanced Yield Investment. For the nine months ended September 30, 1997, the Fund recorded net realized gains on investments of $16,546,648 on transactions involving two Enhanced Yield Investments (see Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

                           PART II - OTHER INFORMATION

    Items 1 through 4 are herewith omitted as the response to items is either none or not applicable for the September 30, 1998, Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits: Exhibit 27 - Financial Data Schedule for the quarter ending September 30, 1998.

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

(b)  Reports on Form 8-K - None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November, 1998.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated:  November 13, 1998     /s/  James R. Wilson
                              -----------------------------
                              James R. Wilson
                              Title:  President


Dated:  November 13, 1998     /s/  Andy Pitsillos
                              ---------------------------
                              Andy Pitsillos
                              Title:  Vice President and Chief
                                      Accounting Officer

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November, 1998.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                         By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,


Dated: November 13, 1998
                              James R. Wilson
                              Title:  President


Dated: November 13, 1998
                              Andy Pitsillos
                              Title:  Vice President and Chief
                                      Accounting Officer