Form 10-K
period 1998-12-31
EQUITABLE CAPITAL PARTNERS L P
filed 1999-03-30
CIK 828847

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K



                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the year ended                   Commission File Number
          December 31, 1998                          1-16531


                        EQUITABLE CAPITAL PARTNERS, L.P.
      (Exact name of registrant as specified in its governing instruments)

              Delaware                               13-3486115
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

                                     Part I


Item 1.       Business

Formation

     Equitable Capital Partners, L.P. (the "Fund" or the "Registrant") was formed along with Equitable Capital Partners (Retirement Fund), L.P. (the "Retirement Fund," and collectively with the Fund referred to as the "Funds"). The Certificates of Limited Partnership were filed under the Delaware Revised Uniform Limited Partnership Act on February 2, 1988 and the Funds' operations commenced on October 13, 1988. Following liquidation and winding-up of the Funds, Certificates of Cancellation of the Certificates of Limited Partnership were filed by the Funds on January 27, 1999. The Fund's objective was to seek current income and capital appreciation potential by investing in privately structured, friendly leveraged acquisitions and leverage recapitalizations. The Fund pursued this objective by investing primarily in subordinated debt and related equity securities ("Mezzanine Investments") issued in conjunction with the "mezzanine financing" of leveraged acquisitions and leveraged recapitalizations. Mezzanine Investments, follow-on investments, bridge investments and certain other investments which the Fund was permitted to invest in are referred to herein as "Enhanced Yield Investments."

     On July 22, 1993, Equitable Capital Management Corporation ("Equitable Capital"), formerly the Managing General Partner and investment adviser of the Funds, transferred substantially all of the assets comprising Equitable Capital's business to Alliance Capital Management L.P. ("Alliance Capital") and its wholly-owned subsidiary, Alliance Corporate Finance Group Incorporated
("Alliance Corporate"). In connection with such transaction, the limited partners of the Funds voted to approve a new investment advisory agreement between the Funds and Alliance Corporate and also voted to admit Alliance Corporate as Managing General Partner of the Funds (the "Managing General Partner") to succeed Equitable Capital. Accordingly, on July 22, 1993, the closing date of the transaction described above, Alliance Corporate was admitted as the successor Managing General Partner of the Funds. Equitable Capital assigned all of its interest as General Partner to Alliance Corporate. Robert F. Shapiro, Robert W. Lear, Alton G. Marshall and William G. Sharwell, who are not affiliated with Alliance Corporate or "interested persons" of the Funds for purposes of the Investment Company Act of 1940 as amended (the "Investment
Company Act"), served as the Funds' independent general partners (the "Independent General Partners"). Messrs. Shapiro and Lear served from June 1988 until the Funds' dissolution, and Mr. Marshall and Dr. Sharwell served from 1989 until the Funds' dissolution. The Managing General Partner is an indirect partially-owned subsidiary of The Equitable Life Assurance Society of the United States ("Equitable Life") and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, Alliance Corporate was admitted as the successor investment adviser to the Funds (the "Investment Adviser") pursuant to a new investment advisory agreement executed as of July 22, 1993 and since such date, was responsible, subject to the supervision of the Independent General Partners, for the management of the Funds' investments.

     The Fund elected to operate as a business development company under the Investment Company Act of 1940, as amended. As such, it was subject to certain provisions of the Investment Company Act. The Fund filed Form N-54C to withdraw its election to be treated as a business development company on January 27, 1999. The description of the Fund's investment objective and policies, its management arrangements and certain provisions of the Investment Company Act that were applicable to the Fund during its term are set forth in the information contained in the Prospectus of the Fund, dated July 15, 1988 (the "Prospectus"), filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act"), on July 19, 1988 under the following captions:
"Investment Objective and Policies," "Management Arrangements" and "Regulation." Such information is incorporated by reference into this Item 1.

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

     On October 13, 1988, the Fund issued 284,611 Units to investors, and Equitable Capital, as Managing General Partner, admitted 18,288 investors as limited partners of the Fund (the "Limited Partners"). The net proceeds of the offering of such Units to the Fund was $264,688,230 after giving effect to volume discounts of $737,600 and the payment of $19,185,170 in sales commissions to the Agent. Equitable Capital, in its capacity as Managing General Partner, contributed a demand promissory note in the principal amount of $2,641,836 as required by the Amended and Restated Agreement of Limited Partnership, dated as of October 13, 1988 (the "Partnership Agreement"), pursuant to which the Fund had been organized. Equitable Capital reduced this note by $367 resulting from actual syndication expenses paid in excess of original estimates. The public offering has been concluded.

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

Investments

     As set forth in the Partnership Agreement, the Fund's investment period ended on October 12, 1991, three years after the Fund's operations commenced. Thereafter, the Fund was not permitted to acquire new Enhanced Yield
Investments, but was permitted to make follow-on investments in existing portfolio companies. During the years ended December 31, 1998 and 1997, the Fund made no follow-on investments.

     During the year ended December 31, 1996, the Fund made a follow-on investment in one Managed Company (as defined in the Prospectus) at a total cost of $4,532.

     The Fund was liquidated and dissolved as of December 31, 1998, and as of that date the Fund had no Enhanced Yield Investments. During 1998, 1997 and 1996 the Fund received $7,042,600, $61,774,551 and $28,181,211, respectively, in
principal   payments  and  prepayments   relating  to  certain   Enhanced  Yield
Investments.

     During its term, the Fund invested in certain temporary investments, consisting principally of commercial paper with maturities of less than sixty days. Proceeds that were not invested in Enhanced Yield Investments or returned to Limited Partners were held in such temporary investments.

Competition

     The Fund has completed its investment period and reinvestment period and was liquidated and dissolved as of December 31, 1998. The Fund liquidated its investments during fiscal year 1998 and, as of December 31, 1998, held no portfolio investments.

Employees

     The Fund has no employees. The Managing General Partner, subject to the supervision of the Independent General Partners, managed and controlled the Fund's investments. Certain officers of Alliance Corporate were designated as agents of the Fund with titles corresponding to the titles of the offices held by such persons with Alliance Corporate. The Fund Administrator performed administrative services for the Fund on behalf of the Managing General Partner.

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

Item 4.       Submission of Matters to a Vote of Security Holders

       None.

                                     Part II


Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters


     The Fund filed Form 15 with the Commission on January 27, 1999 to terminate the registration of the Units under the Securities Exchange Act of 1934.

     The Units were illiquid securities and were subject to significant restrictions on transfer. The information in the Prospectus under the caption "Transferability of Units" is incorporated in this Item 5 by reference. There was no established trading market for the Units. The Partnership Agreement contained restrictions that were intended to prevent the development of a public market.

     The number of holders of Units as of December 31, 1998 was 16,712. The Managing General Partner held a general partner interest in the Fund and did not hold any Units. Pursuant to the terms of the Partnership Agreement, the Fund generally made distributions within 45 days after the end of each calendar quarter of cash income received from investments in excess of expenses of operation, reserves for expenses and certain investments and liabilities. Net cash receipts representing cumulative income and gains were distributed as soon as practicable after the related disposition. Such distributions were allocated among the Managing General Partner, and the Limited Partners, in general, first 99% to the Limited Partners and 1% to the Managing General Partner until the Limited Partners received a cumulative priority return of 10% noncompounded on an annual basis on their investments in Enhanced Yield Investments, second, 70% to the Limited Partners and 30% to the Managing General Partner until the Managing General Partner has received 20% of all current and prior distributions on such investments and, thereafter, 80% to the Limited Partners and 20% to the Managing General Partner. The Fund's distribution procedures are described in detail in the Prospectus under the caption "Distributions and Allocations"; the information under such caption is incorporated by reference in this Item 5.

Item 6. Selection Financial Data

                                                                   For the Years Ended

                              December 31, 1998    December 31, 1997   December 31, 1996   December 31, 1995  December 31, 1994
TOTAL FUND INFORMATION:       -----------------    -----------------   -----------------   -----------------  -----------------
Cash Distributions                 $ 12,955,598(a)    $ 81,951,834(c)   $  27,348,085(d)    $   41,174,256        $ 54,554,528
Net Assets                                    0         24,731,786        110,708,174          112,353,878         157,930,203
Total Assets                                  0         24,840,604        110,843,385          112,437,110         158,039,361
Net Investment (Loss) Income         (2,188,734)           461,348          5,918,157            5,215,211           6,924,128
Net Change in Unrealized
  Appreciation (Depreciation)
  on Investments                     15,553,015        (22,097,649)        31,877,152            2,627,096         (15,853,762)
Net Realized (Losses) Gains
  on Investments                    (24,090,545)        17,973,591        (12,010,831)         (11,988,596)          1,758,116

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Cash Distributions                 $     45.52(a)     $    287.88(c)    $      95.83(d)     $       144.38              191.33


Cumulative Cash Distributions          1,225.17(b)        1,179.65             891.77               795.94              651.56
Investment Income                          1.00               9.13              28.80                27.77               36.53
Expenses                                  (8.69)             (7.52)             (8.22)               (9.63)             (12.44)
Net Investment (Loss) Income              (7.69)              1.60              20.59                18.14               24.09

Net Unrealized Appreciation
 (Depreciation) on Investments            54.10             (76.87)            110.88                 9.14              (55.15)


Net Realized (Losses) Gains
  on Investments                         (83.80)             62.52             (41.78)              (41.70)               6.12
Net Asset Value                               0              82.91             383.53               390.82              548.47


(a) Includes Return of Capital of $8,746,096 or $30.73 per LP Unit.
(b) Includes Return of Capital of $435.13 per LP Unit.
(c) Includes Return of Capital of $35,826,833 or $125.88 per LP Unit.
(d) Includes Return of Capital of $8,128,490 or $28.56 per LP Unit.

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

     Investments

     As of December 31, 1998, the Fund had no Enhanced Yield Investments.

     Proceeds from Investments

     During the year ended December 31, 1998, the Fund received the following proceeds:

     During the year ended December 31, 1998, the Fund received a total of $205,465 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Fund. No gain, loss or income was recorded on this transaction.

     During the year ended December 31, 1998, the Fund received additional proceeds of $97,838 from Polaris Pool Systems, Inc. This represents proceeds from the sale of the investments from prior years that were held in escrow for future adjustments and expenses.

     During the first quarter ended March 31, 1998, the Fund sold the remaining 92,636 shares of Lexmark International Group, Inc. Class B common stock for $3,724,832 resulting in a gain of $3,107,256 to the Fund.

     During the year ended December 31, 1998, the Fund sold its MTI Holdings, Inc. 12% Senior Secured Note, common stock and warrants for $1,181,251 and realized a gain of $724,569 on the sale.

     On June 17, 1998, the Fund sold $540,393 par value of R&S/Strauss, Inc. 15% Senior Subordinated Note for $70,794 resulting in a loss of $469,599.

     On July 24, 1998, the Fund sold its Pergament Home Centers, Inc. Floating Rate Demand Note, Class B and Class C common stocks for $571,200 resulting in a loss of $10,696,204 to the Fund.

     On September 15, 1998, the Fund sold its Western Pioneer, Inc. 10% Senior Subordinated Note and common stock purchase warrants for $550,000 resulting in a loss of $669,460 to the Fund.

     On October 7, 1998, the Fund sold its Leather U.S., Inc. common stock for $159,000 resulting in a loss of $9,183,000 to the Fund.

     On November 5, 1998, the Fund sold its remaining portion of R&S/Strauss, Inc. 15% Senior Subordinated Note for $36,026 resulting in a loss of $3,548,581 to the Fund.

     On December 22, 1998, the Fund sold its Quantegy Acquisition Corp. common stock for $11,368 resulting in a loss of $3,453,364 to the Fund.

     All proceeds not used to pay expenses during the year ended December 31, 1998 were distributed to Limited Partners. The final distribution was paid on December 21, 1998. The Fund was liquidated and dissolved as of December 31, 1998, and a Certificate of Cancellation of Certificate of Limited Partnership was filed on January 27, 1999.

       For additional information, refer to the Supplemental Schedule of Realized Gains and Losses and Note 10 to the Financial Statements.

     The Fund's Enhanced Yield Investments were typically issued in private placement transactions and were subject to certain restrictions on transfer, and were thus relatively illiquid.

     All cash dividends, interest and other income received by the Fund in excess of expenses of operation and reserves for expenses and certain investments and liabilities were distributed to the Limited Partners of the Fund and to Alliance Corporate, as the Managing General Partner, within 45 days after the end of each calendar quarter. Before each quarterly cash distribution, the Fund analyzed the then current cash projections and determined the amount of any additional reserves it deemed necessary.

Participation in Enhanced Yield Investments

     The Fund was liquidated and dissolved as of December 31, 1998, and had no assets as of that date. During its term, the Fund invested primarily in Enhanced Yield Investments, also known in the securities industry as "high yield securities". The securities in which the Fund invested were issued in conjunction with the mezzanine financing of privately structured, friendly leveraged acquisitions, recapitalizations and other leveraged financings, and were generally linked with an equity participation. Enhanced Yield Investments are debt and preferred equity securities that are below investment grade, i.e., unrated or rated by Standard & Poor's Corporation as BB or lower or by Moody's Investor Services, Inc. as Ba or lower. Risk of loss upon default by the issuer is significantly greater with Enhanced Yield Investments than with investment grade securities because Enhanced Yield Investments are generally unsecured and are often subordinated to other creditors of the issuer. Also, these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as a recession or increasing interest rates, than investment grade issuers. Most of these securities are subject to resale restrictions and generally there is no quoted market for such securities.

     Although the Fund could not eliminate its risks associated with participation in Enhanced Yield Investments, it established risk management policies. The Fund subjected each prospective investment to rigorous analysis, and made only those investments that were recommended by the Managing General Partner and that the Fund's investment guidelines or that were otherwise approved by the Independent General Partners.

     Fund investments were measured against specified Fund investment and performance guidelines. To limit the exposure of the Fund's capital in any single issuer, the Fund limited the amount of its investment in a particular issuer. The Fund also continually monitored portfolio companies in order to minimize the risks associated with participation in Enhanced Yield Investments.

Results of Operations

     For the year ended December 31, 1998, the Fund had a net investment loss of $2,188,734, a decrease of $2,650,082 from the net investment income of $461,348 for the year ended December 31, 1997. The Fund had net investment income of $5,918,157 for the same period in 1996. Net investment income is comprised of investment income (primarily interest and dividend income) offset by expenses. The decrease in the 1998 net investment income versus the comparative period in 1997 reflects a decrease in interest and dividend income and the increase in Fund Administration Fees and Expenses.

     For the year ended December 31, 1998, the Fund had investment income of $284,533, as compared to $2,623,310, for the same period in 1997 and $8,279,977 for the same period in 1996. The decrease in 1998 investment income of 89% versus 1997 was primarily due to a decrease in the amount of accrual status securities held by the Fund due to sales and repayments of Enhanced Yield Investments during 1998. The decrease in the 1997 investment income of 68% versus the comparative period in 1996 was primarily due to an decrease in dividend income and debt securities held by the Fund due to the sales and repayments of Enhanced Yield investments during 1997.

     The Fund incurred expenses of $2,473,267, for the year ended December 31, 1998, as compared to $2,161,962 for the same period in 1997 and $2,361,820 for the same period in 1996. The increase in the 1998 expenses versus 1997 expenses of $311,305 was primarily due to the increase in the Fund Administration Fees and Expenses due to a new Fund Administrative Services Agreement entered into as of December 31, 1998 (as described in Note 7 to the Financial Statements) and Independent General Partners' Fees and Expenses paid by the Fund offset by a decrease in Professional Fees. The decrease in the 1997 expenses versus 1996 expenses of $199,858 was primarily due to the decrease in the Professional Fees and Fund Administration Fees and Expenses and Independent General Partners' Fees paid by the Fund.

     The Fund experienced a decrease in net assets resulting from operations for the year ended December 31, 1998 in the amount of $10,726,264 as compared to a decrease of $3,662,710 for the same period in 1997. The decrease in net assets resulting from operations in 1998 versus 1997 is attributable to a decrease in net investment income of $2,650,082, an increase in unrealized appreciation of $37,650,664 offset by an increase in net realized loss of $42,064,136 (see Statement of Operations in the Financial Statements). The decrease in net assets resulting from operations in 1997 of $3,662,710 as compared to an increase in 1996 of $25,784,478 was attributable to a decrease in net investment income of $5,456,809, an increase in unrealized depreciation of $53,974,801 offset by an increase in net realized gains of $29,984,422.

     For the years ended December 31, 1998, 1997 and 1996 the Fund incurred an Investment Advisory Fee of $1,125,652, $1,213,855 and $1,037,447, respectively, (as described in Note 6 to the Financial Statements).

     The Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the years ended December 31, 1998, 1997 and 1996, were $1,164,814, $701,134 and $916,209, respectively. The increase of $463,680 from
1997 to 1998 is primarily due to the Fund Administration Fee changing to an annual fee of $300,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Fund. During the years ended December 31, 1998, 1997 and 1996, the Fund incurred a total of $639,814, $401,134 and
$192,068, respectively, of administrative expenses consisting primarily of printing, audit and tax return preparation and custodian fees paid for by the Fund Administrator.

     Independent General Partners' Fees and Expenses incurred for the years ended December 31, 1998, 1997 and 1996 were $152,303, $151,406 and $192,279, respectively. The changes are attributable to fluctuations in legal fees incurred by the Independent General Partners. (See Note 8 to the Financial Statements.)

     The Fund incurred Professional Fees of $27,334, $82,050 and $183,323 for the years ended December 31, 1998, 1997 and 1996, respectively, which included reimbursed legal fees to Debevoise & Plimpton and Equitable Life for legal services. (See Note 9 to the Financial Statements.)

Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     During its term, the General Partners of the Fund determined, on a quarterly basis, the fair value of the Fund's portfolio securities that did not have a readily ascertainable market value. They were assisted in connection with such determination by the Managing General Partner, which established a valuation committee comprised of senior executives to assess the Fund's portfolio and make recommendations regarding the value of its portfolio securities. This valuation committee used available market information and appropriate valuation methodologies. In addition, the Managing General Partner retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

     For privately issued securities in which the Fund typically invested, the fair value of an investment is its initial cost, adjusted for amortization of discount or premium and as subsequently adjusted to reflect the occurrence of significant developments. "Significant developments" are business, economic or market events that may affect a company in which an investment has been made or the securities comprising such investment. For example, significant developments that could have resulted in a write-down in value include, among other things, events of default with respect to payment obligations or other developments indicating that a portfolio company's performance may fall short of acceptable levels. A write-up in value of an investment could have taken place when a significant favorable development occured, such as a transaction representing the partial sale of an investment that would result in a capital gain or company performance exceeding expected levels on a sustained basis.

     Although the General Partners used their best judgment in determining the fair value of these investments, there are inherent limitations in any valuation technique involving securities of the type in which the Fund invested. Therefore, the fair values presented herein are not necessarily indicative of the amount which the Fund could realize in a current transaction.

     For the year ended December 31, 1998 the Fund recorded net unrealized appreciation on Enhanced Yield Investments of $15,553,015 as compared to $22,097,649 of unrealized depreciation at December 31, 1997. For the year ended December 31, 1996, the Fund recorded net unrealized appreciation on Enhanced Yield Investments of $31,877,152. The change of $37,650,664 from 1997 to 1998, in unrealized depreciation was primarily the result of the reversal of unrealized depreciation on Pergament Home Centers, Inc., Quantegy Acquisition Corp., R&S/Strauss, Inc. and Leather U.S., Inc. and the reversal of unrealized appreciation on Lexmark International Group, Inc. and Western Pioneer, Inc. (See
Note 12 to the Financial Statements.)

Realized Gains and Losses on Investments

     For the year ended December 31, 1998, the Fund recorded a net realized loss of $24,090,545 on transactions involving eight Enhanced Yield Investments. (See
Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses.) For the year ended December 31, 1997, the Fund realized a net realized gain of $17,973,591. For the year ended December 31, 1996, the Fund realized a net realized loss of $12,010,831.

Item 8.  Financial Statements and Supplementary Data

                        EQUITABLE CAPITAL PARTNERS, L.P.


                                TABLE OF CONTENTS


Independent Auditors' Report

Statements of Assets, Liabilities and Partners' Capital as of
     December 31, 1998 and 1997

Statements of Operations
     For the Years Ended December 31, 1998, 1997 and 1996

Statements of Cash Flows
     For the Years Ended December 31, 1998, 1997 and 1996

Statements of Changes in Net Assets
     For the Years Ended December 31, 1998, 1997 and 1996

Statements of Changes in  Partners'  Capital
     For the Years Ended December 31, 1998, 1997 and 1996

Supplementary Schedule of Realized Gains and Losses
     For the Year Ended December 31, 1998

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Equitable Capital Partners, L.P.

     We have audited the accompanying statements of assets, liabilities and partners' capital of Equitable Capital Partners, L.P. (the "Fund") as of December 31, 1998 and 1997 and the related statements of operations, cash flows, changes in net assets and changes in partners' capital for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Fund's General Partners. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures include confirmation of securities owned as of December 31, 1998, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 1998 and 1997, the results of operations, its cash flows and the changes in its net assets and partners' capital for the respective stated periods, in conformity with generally accepted accounting principles.

     As explained in Note 2, the financial statements of the Fund include securities valued at $11,625,136 as of December 31, 1997 and representing 46.8 percent of total assets, respectively, whose values have been estimated by the General Partners of the Fund in the absence of readily ascertainable market values. We have reviewed the procedures used by the General Partners in arriving at their estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of realized gains and losses for the year ended December 31, 1998 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Fund's General Partners. Such schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


Deloitte & Touche LLP
New York, New York
February 22, 1998

                        EQUITABLE CAPITAL PARTNERS, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL


ASSETS:                                                                Notes       December 31, 1998        December 31, 1997
                                                                     ---------     -----------------        -----------------
     Investments                                                      2,10,12
         Enhanced Yield Investments at Value-
              Managed Companies
              (amortized cost of $0 at
              December 31, 1998 and $16,931,732
              at December 31, 1997)                                                      $         -             $  7,589,732
              Non-Managed Companies
              (amortized cost of $0 at
              December 31, 1998 and $13,766,546
              at December 31, 1997)                                                                -                7,555,572
         Temporary Investments
              (at amortized cost )                                                                 -                8,098,650

     Cash                                                                                          -                   47,134
     Interest Receivable                                               2,12                        -                   64,768
     Note Receivable                                                    3,4                        -                1,484,748

TOTAL ASSETS                                                                             $         -             $ 24,840,604
                                                                                         ===========             ============


LIABILITIES AND PARTNERS' CAPITAL

     Liabilities
         Professional Fees Payable                                       9               $         -             $     41,548
         Independent General Partners' Fees Payable                      8                         -                   12,396
         Fund Administrative Expenses Payable                            7                         -                   50,149
         Other Accrued Liabilities                                                                 -                    4,725
              Total Liabilities                                                                    -                  108,818

     Partners' Capital
         Managing General Partner                                       3,4                        -                1,134,402
         Limited Partners (284,611 Units)                                4                         -               23,597,384
              Total Partners' Capital                                                              -               24,731,786

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                  $         -             $ 24,840,604
                                                                                         ===========             ============


               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS

                                                                                     For the Years Ended
                                                                         --------------------------------------------
                                                                         December 31,    December 31,    December 31,
                                                                             1998           1997             1996
                                                                         ------------    ------------    ------------
INVESTMENT INCOME- NOTES 2,12:
     Interest and Discount Income                                        $    284,533    $  2,486,632    $  4,478,309
     Dividend Income                                                             --           136,678       3,801,668
          TOTAL INVESTMENT INCOME                                             284,533       2,623,310       8,279,977

EXPENSES:
     Investment Advisory Fee- Note 6                                        1,125,652       1,213,855       1,037,447
     Fund Administration Fees and Expenses- Note 7                          1,164,814         701,134         916,209
     Independent General Partners'
      Fees and Expenses- Note 8                                               152,303         151,406         192,279
     Professional Fees - Note 9                                                27,334          82,050         183,323
     Insurance Fees                                                              --             6,017           5,256
     Valuation Expenses                                                         3,164           7,500          27,306
          TOTAL EXPENSES                                                    2,473,267       2,161,962       2,361,820

NET INVESTMENT (LOSS) INCOME                                               (2,188,734)        461,348       5,918,157

NET CHANGE IN UNREALIZED APPRECIATION
     (DEPRECIATION) ON INVESTMENTS- NOTE 12                                15,553,015     (22,097,649)     31,877,152

NET REALIZED (LOSS) GAIN ON INVESTMENTS- NOTE 10                          (24,090,545)     17,973,591     (12,010,831)

NET (DECREASE) INCREASE IN NET ASSETS
     RESULTING FROM OPERATIONS                                           $(10,726,264)   $ (3,662,710)   $ 25,784,478
                                                                         ============    ============    ============


               See the Accompanying Notes to Financial Statements

                                            EQUITABLE CAPITAL PARTNERS, L.P.
                                                STATEMENTS OF CASH FLOW

                                                                                      For the Year Ended
                                                                         -------------------------------------------
                                                                         December 31,    December 31,    December 31,
                                                                              1998           1997             1996
INCREASE (DECREASE) IN CASH                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Interest and Discount Income                                     $     20,395    $  2,132,489    $  7,505,048
       Fund Administration Fees and Expenses                              (1,214,963)       (709,970)       (893,841)
       Investment Advisory Fee                                            (1,125,652)     (1,213,855)     (1,037,447)
       Independent General Partners' Fees and Expenses                      (164,699)       (163,466)       (183,096)
       Valuation Expenses                                                     (7,888)        (14,438)        (21,501)
       Sale (Purchase) of Temporary Investments, Net                       8,427,553      20,186,427      (6,016,884)
       Proceeds from Sales and Principal Payments of
          Enhanced Yield Investments                                       7,042,600      61,774,551      28,181,211
       Professional Fees                                                     (68,882)        (80,234)       (168,325)
       Insurance Fees                                                           --            (3,742)           (375)
Net Cash Provided by Operating Activities                                 12,908,464      81,907,762      27,364,790
CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash Distributions to Partners                                    (12,955,598)    (81,951,834)    (27,348,085)
Net Cash Used in Financing Activities                                    (12,955,598)    (81,951,834)    (27,348,085)
Net Increase(Decrease) in Cash                                               (47,134)        (44,072)         16,705
Cash at the Beginning of the Period                                           47,134          91,206          74,501
Cash at the End of the Period                                            $       --     $     47,134    $     91,206
                                                                         ============   ============    ============


                                 RECONCILIATION OF NET (DECREASE) INCREASE IN NET ASSETS RESULTING
                                   FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net (Decrease) Increase In Net Assets
     Resulting From Operations                                           $(10,726,264)   $ (3,662,710)   $ 25,784,478

Adjustments to Reconcile Net (Decrease) Increase in Net Assets
        Resulting from Operations to Net Cash Provided by Operating
        Activities:
Decrease in Investments                                                    39,560,699      63,987,387      34,175,157
Increase in Accrued Interest and Other Investment Income                     (264,138)       (490,821)       (774,928)
Decrease in Prepaid Expenses                                                     --             2,650           5,256
Net Change in Unrealized (Appreciation) Depreciation on Investments       (15,553,015)     22,097,649     (31,877,152)
(Decrease) Increase in Fund Administration Expenses Payable                   (50,149)         (8,836)         22,368
(Decrease) Increase in Other Accrued Liabilities                               (4,725)         (6,938)          5,805
(Decrease) Increase in Independent General Partners' Fees Payable             (12,396)        (12,060)          9,183
(Decrease) Increase in Professional Fees Payable                              (41,548)          1,441          14,623
Total Adjustments                                                          23,634,728      85,570,472       1,580,312
Net Cash Provided by Operating Activities                                $ 12,908,464    $ 81,907,762    $ 27,364,790
                                                                         ============    ============    ============

                          See the Accompanying Notes to Financial Statements.

                                              EQUITABLE CAPITAL PARTNERS, L.P.
                                            STATEMENTS OF CHANGES IN NET ASSETS

                                                                                     For the Years Ended
                                                                         ----------------------------------------------
                                                                          December 31,     December 31,    December 31,
                                                                             1998              1997             1996
                                                                         -------------     ------------    -------------
FROM OPERATIONS:

   Net (Decrease) Increase in Net Assets
      Resulting from Operations                                          $ (10,726,264)   $  (3,662,710)   $  25,784,478

   Cash Distributions to Partners                                          (12,955,598)     (81,951,834)     (27,348,085)

   Reduction in Managing General Partners' Contribution                     (1,049,924)        (361,844)         (82,097)

   Total Decrease                                                          (24,731,786)     (85,976,388)      (1,645,704)

NET ASSETS:

   Beginning of Period                                                      24,731,786      110,708,174      112,353,878

   End of Period                                                         $        --      $  24,731,786    $ 110,708,174
                                                                         =============    =============    =============



                           See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                            Managing             Limited
                                                              Notes      General Partner         Partners             Total
                                                             --------  ---------------------------------------- -------------------

FOR THE YEAR ENDED DECEMBER 31, 1996

Partners' Capital at January 1, 1996                                          $ 1,448,956         $110,904,922        $112,353,878
Cash Distributions to Partners                                                    (73,813)         (27,274,272)        (27,348,085)
Reduction in Managing General Partners' Contribution            3                 (82,097)                   -             (82,097)
Allocation of Net Investment Income                            11                  59,182            5,858,975           5,918,157
Allocation of Net Unrealized Appreciation
   on Investments                                              12                 318,772           31,558,380          31,877,152
Allocation of Net Realized Loss on Investments                                   (120,108)         (11,890,723)        (12,010,831)
Partners' Capital at December 31, 1996                                        $ 1,550,892         $109,157,282        $110,708,174
                                                                              ===========         ============        ============

FOR THE YEAR ENDED DECEMBER 31, 1997

Partners' Capital at January 1, 1997                                          $ 1,550,892         $109,157,282        $110,708,174
Cash Distributions to Partners                                                    (18,019)         (81,933,815)        (81,951,834)
Reduction in Managing General Partners' Contribution            3                (361,844)                   -            (361,844)
Allocation of Net Investment Income                            11                   4,613              456,735             461,348
Allocation of Net Unrealized Depreciation
   on Investments                                              12                (220,976)         (21,876,673)        (22,097,649)
Allocation of Net Realized Gain on Investments                                    179,736           17,793,855          17,973,591
Partners' Capital at December 31, 1997                                        $ 1,134,402         $ 23,597,384        $ 24,731,786
                                                                              ===========         ============        ============


FOR THE YEAR ENDED DECEMBER 31, 1998

Partners' Capital at January 1, 1998                                          $ 1,134,402         $ 23,597,384        $ 24,731,786
Cash Distributions to Partners                                                       (105)         (12,955,493)        (12,955,598)
Reduction in Managing General Partners' Contribution            3              (1,049,924)                   -          (1,049,924)
Allocation of Net Investment Income (Loss)                     11                     962           (2,189,696)         (2,188,734)
Allocation of Net Unrealized Appreciation
   on Investments                                              12                 155,570           15,397,445          15,553,015
Allocation of Net Realized Loss on Investments                                   (240,905)         (23,849,640)        (24,090,545)
Partners' Capital at December 31, 1998                                         $        -          $         -        $          -
                                                                               ==========          ===========        ============

                           See the Accompanying Notes to Financial Statements.

                              EQUITABLE CAPITAL PARTNERS, L.P.
                      SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                            FOR THE YEAR ENDED December 31, 1998


                                                              PAR VALUE OR
                                                DATE OF         NUMBER OF       AMORTIZED         NET           REALIZED
SECURITY                                      TRANSACTION        SHARES          COST           PROCEEDS       GAIN (LOSS)
----------------------------------           -----------     --------------   ------------    ------------    ------------

Lexmark International Group, Inc.
   Common Stock                                 various            92,636      $   617,576     $3,724,832     $  3,107,256

MTI Holdings, Inc.
   12% Sr. Sec. Note                            3/12/98        $  220,102          220,102        220,102                -
   Common Stock                                                    15,772          236,580        236,580                -
   Common Stock Purchase Warrants                                   4,397               -               -                -


Total Net Realized Gain for the
 Three Months Ended March 31, 1998                                             $ 1,074,258     $4,181,514     $  3,107,256
                                                                               ===========     ==========     ============

MTI Holdings, Inc.
   Common Stock                                                    15,772      $         -     $  617,497     $    617,497
   Common Stock Purchase Warrants                                   4,397                -        107,072          107,072

Polaris Pool Systems, Inc.
  Common Stock                                  4/23/98                 -                -          3,561            3,561 (A)

R&S/Strauss, Inc.
   15% Sr. Sub. Note                            6/17/98        $  540,393          540,393         70,794         (469,599)

Total Net Realized Gain for the
  Three Months Ended June 30, 1998                                             $   540,393     $  798,924     $    258,531
                                                                               ===========     ==========     ============
Pergament Home Centers, Inc.
  Floating Rate Demand Note                     7/24/98        $3,236,800      $ 2,699,404     $  571,200     $ (2,128,204)
  Common Stock Class B                                            380.800        8,568,000              -       (8,568,000)
  Common Stock Class C                                            135.912                -              -                -

Western Pioneer, Inc.
   10% Sr. Sub. Note                            9/15/98        $9,460,000        1,219,460        550,000         (669,460)
   Common Stock Purchase Warrants                                 162,161                -              -                -


Total Net Realized Loss for the
  Three Months Ended September 30, 1998                                       $ 12,486,864    $1,121,200     $(11,365,664)
                                                                               ===========     ==========     ============
Leather U.S., Inc.
  Common Stock                                  10/7/98               795     $  9,342,000    $  159,000     $ (9,183,000)

R&S/Strauss, Inc.
  15% Sr. Sub. Note                             11/5/98        $3,584,607        3,584,607         36,026       (3,548,581)

Quantegy Acquisition Corp.
  Common Stock                                  12/22/98              162        3,464,732         11,368       (3,453,364)

Polaris Pool Systems, Inc.
  Common Stock                                  12/31/98                -                -         94,277           94,277 (A)


Total Net Realized Loss for the
  Three Months Ended December 31, 1998                                        $ 16,391,339    $   300,671    $ (16,090,668)
                                                                               ===========     ==========     ============


Total Net Realized Loss for the
  Year Ended December 31, 1998                                                $ 30,492,854    $ 6,402,309    $ (24,090,545)
                                                                               ===========     ==========     ============


(A)  Proceeds represent a distribution to the Fund from the escrow account.

                             See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.  Partnership Dissolution and Liquidation

     Equitable Capital Partners, L. P. (the "Fund") sold its last Enhanced Yield Investment on December 22, 1998 and, thereby, dissolved in accordance with
Article 4, Section 4.01 (iv) of its Amended and Restated Agreement of Limited Partnership.

     Final distributions were paid to the Limited Partners on December 21,1998. Accordingly, the accompanying financial statements are the final financial statements of the Partnership.

     A Certificate of Cancellation of Certificate of Limited Partnership was accepted for filing by the Secretary of State of the State Delaware on January 27, 1999.

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

     As stated in the Partnership Agreement, the Fund reached the end of its 10-year term on October 13, 1998. The Fund made a final distribution on December 21, 1998.

2.     Significant Accounting Policies

       Basis of Accounting

       For financial reporting purposes, the Fund's records are maintained using the accrual method of accounting.

       Valuation of Investments

     Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Fund. The total value of securities without a readily ascertainable market value is $0 and $11,625,136 as of December 31, 1998 and 1997, respectively, representing 46.8% of 1997 total assets. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Fund's portfolio and make recommendations regarding the value of the Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

       For privately issued securities in which the Fund typically invests, the fair value of an investment is its initial cost, adjusted for amortization of discount or premium and as subsequently adjusted to reflect the occurrence of significant developments. "Significant developments" are business, economic or market events that may affect a company in which an investment has been made or the securities comprising such investment. For example, significant developments that could result in a write-down in value include, among other things, events of default with respect to payment obligations or other developments indicating that a portfolio company's performance may fall short of acceptable levels. A write-up in value of an investment could take place when a significant favorable development occurs, such as a transaction representing the partial sale of an investment that would result in a capital gain, or company performance exceeding expected levels on a sustained basis. Although the General Partners use their best judgment in determining the fair value of these investments, there are inherent limitations in any valuation technique involving securities of the type in which the Fund invests. Therefore, the fair values presented herein are not necessarily indicative of the amount which the Fund could realize in a current transaction.

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

3.     Note Receivable

     On July 22, 1993, pursuant to the terms of the Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Fund, has contributed a non-interest bearing promissory note (the "Note") to the Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as returns of capital are received by the Fund. Such return of capital received for the year ended December 31, 1998 resulted in a $1,049,924 reduction of the principal amount of the Note. The remainder of the Note was paid by Alliance Capital at year ended December 31, 1998.

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

     The Investment Advisory Fee is calculated and paid quarterly in advance. The Investment Advisory Fees paid by the Fund for the years ended December 31, 1998, 1997 and 1996 were $1,125,652, $1,213,855 and $1,037,447, respectively.
The decrease from 1997 to 1998 in the Investment Advisory Fee is due primarily to 1997 reflecting an adjustment for the difference between the Minimum Amount due to the Investment Advisor and what was paid for the quarters ending December 31, 1996 and March 31, 1997.

     The Investment Advisory Agreement was terminated on December 31, 1998.

7.     Fund Administration Fees and Expenses

     In accordance with the Partnership Agreement, beginning October 13, 1996, the Fund Administration Fee is an annual fee of $300,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Fund.

     As compensation for its services during the fourth through seventh year of operation of the Funds, ML Fund Administrators, Inc. ("MLFAI"), as the Fund administrator, received from the Funds an annual amount equal to the greater of the (i) Minimum Fee and (ii) the Funds' prorated proportion (based on the number of Units issued by the Funds) of 0.45% of the excess of the aggregate net offering proceeds of the Units issued by the Funds over 50% of the aggregate amount of capital reductions of the Funds (subject to an annual maximum of $3.2 million). The Minimum Fee is 1% of the gross offering price of Units in the Funds, but not greater than $500,000. The Fund Administration Fee is calculated and paid quarterly in advance. The Fund Administration Fees paid by the Fund for the years ended December 31, 1998, 1997 and 1996, were $525,000, $300,000 and
$724,141, respectively.

     In addition to the Fund Administration Fee, MLFAI is entitled to receive reimbursement for a portion of direct out-of-pocket expenses incurred in connection with the administration of the Fund, commencing on October 13, 1992. For the years ended December 31, 1998 and 1997, the Fund incurred Administrative Expenses of $639,814 and $401,134, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Fund.

     Upon termination of the Fund on December 31, 1998, the prior Fund Administrative Services Agreement with MLFAI was terminated. A new agreement commencing January 1, 1999, will provide certain post termination administrative services.

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

     For the years ended December 31, 1998, 1997 and 1996, the Fund incurred $152,303, $151,406 and $192,279, respectively, of Independent General Partners' Fees and Expenses.

9.   Related Party Transactions

     For the year ended December 31, 1998 the Fund paid no related party expense. For the years ended December 31, 1997 and 1996 the Fund paid $32,246 and $76,426, respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Fund's Enhanced Yield Investments. The Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

     During the year ended December 31, 1998, the Fund received a total of $205,465 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Fund. No gain, loss or income was recorded on this transaction.

     During the year ended December 31, 1998, the Fund received additional proceeds of $97,838 from Polaris Pool Systems, Inc. This represents proceeds from the sale of the investments from prior years that were held in escrow for future adjustments and expenses.

     During the first quarter ended March 31, 1998, the Fund sold the remaining 92,636 shares of Lexmark International Group, Inc. Class B common stock for $3,724,832 resulting in a gain of $3,107,256 to the Fund.

     During the year ended December 31, 1998, the Fund sold its MTI Holdings, Inc. 12% Senior Secured Note, common stock and warrants for $1,181,251 and realized a gain of $724,569 on the sale.

     On June 17, 1998, the Fund sold $540,393 par value of R&S/Strauss, Inc. 15% Senior Subordinated Note for $70,794 resulting in a loss of $469,599.

     On July 24, 1998, the Fund sold its Pergament Home Centers, Inc. Floating Rate Demand Note, Class B and C common stocks for $571,200 resulting in a loss of $10,696,204 to the Fund.

     On September 15, 1998, the Fund sold its Western Pioneer, Inc 10% Senior Subordinated Note and common stock purchase warrants for $550,000 resulting in a loss of $669,460 to the Fund.

     On October 7, 1998, the Fund sold its Leather U.S., Inc. common stock for $159,000 resulting in a loss of $9,183,000 to the Fund.

     On November 5, 1998, the Fund sold its remaining portion of R&S/Strauss, Inc. 15% Senior Subordinated Note for $36,026 resulting in a loss of $3,548,581 to the Fund.

     On December 22, 1998, the Fund sold its Quantegy Acquisition Corp. common stock for $11,368 resulting in a loss of $3,453,364 to the Fund.

     All proceeds not used to pay expenses during the year ended December 31, 1998 were distributed to Limited Partners. The final distribution was paid on December 21, 1998. The Fund was liquidated and dissolved as of December 31, 1998, and a Certificate of Cancellation of Certificates of Limited Partnership was filed on January 27, 1999.

     As of December 31, 1998 the Fund had no investments in Enhanced Yield Securities.

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

     For the year ended December 31, 1998, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner, except for certain adjustments which were necessary in allocating investment loss.

12.    Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     For the year ended December 31, 1998, the Fund recorded net unrealized appreciation on Enhanced Yield Investments of $15,553,015. Such appreciation was the result of adjustments in value made with respect to the following investments during the year ended December 31, 1998:

     The amount includes the reversal of $2,902,592 of unrealized appreciation of Lexmark International Group, Inc. Class B common stock due to the sale of 92,636 shares.

     On March 31, 1998, Quantegy Acquisition Corp. common stock was written down from 100% to 15% of the cost resulting in unrealized depreciation of $2,945,022 to the Fund.

     On March 31, 1998, R&S/Strauss, Inc. 15% Senior Subordinated Note was written down from 100% to 25% of par, resulting in unrealized depreciation of $3,093,750 to the Fund.

     On June 30, 1998, Quantegy Acquisition Corp. common stock was written down from 15% of cost to 6.5% of the cost resulting in unrealized depreciation of $292,501 to the Fund.

     On June 30, 1998, R&S/Strauss, Inc. 15% Senior Subordinated Note was written down from 25% to 13% of par, resulting in unrealized depreciation of $430,153 to the Fund.

     The reversal of $405,295 of unrealized depreciation due to the sale of $540,393 par value of R&S/Strauss, Inc. 15% Senior Subordinated Note.

     The reversal of $10,732,147 of unrealized depreciation due to the sale of its Pergament, Home Centers, Inc. Floating Rate Demand Note, Class B and C common stocks.

     The reversal of $1,618,540 of unrealized appreciation due to the sale of its Western Pioneer, Inc. 10% Senior Subordinated Note and common stock purchase warrants.

     On September 30, 1998, Quantegy Acquisition Corp. common stock was written down from 6.5% of cost to zero resulting in unrealized depreciation of $227,209 to the Fund.

     On  September  30,  1998,  the  remaining  R&S/Strauss,   Inc.  15%  Senior
Suborinated Note was written down from 13% of par to zero resulting in unrealized depreciation of $465,999 to the Fund.

     The reversal of $9,342,000 of unrealized depreciation due to the sale of its Leather U.S., Inc. common stock.

     The reversal of $3,464,732 of unrealized depreciation due to the sale of its Quantegy Acquisition Corp. common stock.

     The reversal of $3,584,607 of unrealized depreciation due to the sale of its R&S/Strauss, Inc. 15% Senior Subordinated Note.

13. Income Taxes

       No provision for income taxes has been made since all income and losses are allocated to the Fund's partners for inclusion in their respective tax returns.

     Pursuant to Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Fund is required to disclose any difference between the tax basis of the Fund's assets and liabilities versus the amounts reported in the Financial Statements. Due to the termination, the partnership had no assets or liabilities on December 31, 1998.

Item 9.       Disagreements on Accounting and Financial Disclosure

       None.

                                    Part III

Item 10.      Directors and Executive Officers of the Registrant

The Fund

     The Fund's general partners (the "General Partners") were responsible for the management and administration of the Fund. The General Partners consisted of Alliance Corporate succeeding Equitable Capital, as the Managing General Partner, and four individuals serving as Independent General Partners. Each Independent General Partner was not an "interested person" of the Fund as such term is defined in the Investment Company Act of 1940, as amended (the "Investment Company Act").

Independent General Partners

     The Independent General Partners provided overall guidance and supervision with respect to the operations of the Fund and perform the various duties imposed on the directors of business development companies by the Investment Company Act of 1940. The Independent General Partners supervised the Managing General Partner and must, with respect to any Enhanced Yield Investment, either certify that it meets the Fund's investment guidelines or specifically approve it. The Independent General Partners were also responsible for approving certain transactions pursuant to the conditions of an exemptive order issued by the Securities and Exchange Commission (the "Commission") under which the Fund operates. In addition, if a portfolio company is in material default with respect to its payment obligations under any lending agreement to which it is a party or has a ratio of earnings before interest, taxes and depreciation to cash fixed charges of 1.1 to 1 or less for the latest fiscal year for which financial statements are available, the Independent General Partners are required to approve any changes in the terms of the Fund's investment in such portfolio company.

     Messrs. Robert W. Lear and Robert F. Shapiro served as Independent General Partners of the Fund and the Retirement Fund since June 1988. On April 12, 1989, Mr. Alton G. Marshall and Dr. William G. Sharwell were admitted to the Fund and the Retirement Fund, increasing the total number of Independent General Partners to four. Each Independent General Partner held office until the Fund was liquidated and dissolved.

     Mr. Lear, age 81, has been an Executive-in-Residence and Visiting Professor at the Columbia University Graduate School of Business since 1977. He is also a director of Cambrex Corp. and the Korea Fund (a closed-end investment fund). Mr. Lear is a trustee of the Scudder Institutional Funds (mutual funds) and a member of the advisory board of the Welsh, Carson, Anderson, Stowe Venture Capital Funds.

     Mr. Shapiro, age 64, is the President of RFS & Associates, Inc. (consultants and investments). From 1986 to 1987 he was the Co-Chairman of Wertheim Schroeder & Co. Inc. (investment bankers) and from 1974 to 1986 he was the President of its predecessor, Wertheim & Co. Inc. Mr. Shapiro is a director of TJX Companies, Inc. (specialty retailing), a director of American Building Companies and the Burnham Fund Inc. (mutual fund). Mr. Shapiro was Chairman of the Securities Industry Association in 1985.

     Mr. Marshall, age 77, is Senior Fellow of the Nelson A. Rockefeller Institute of Government. He is also President of Alton G. Marshall Associates, Inc. (real estate consultants). He was Chairman and Chief Executive Officer of Lincoln Savings Bank from 1984 to 1991. He is also a Director of New York State Electric and Gas Corporation. He is a Trustee of EQK Realty Investors I and EQK Green Acres (real estate investors), and a Trustee of The Hudson River Trust, which is a mutual fund receiving investment advice from Alliance Capital.

     Dr. Sharwell, age 78, served as the President of Pace University from 1984 to 1990, after retiring in 1984 as Senior Vice President of AT&T. He is also a director of USLife Corporation, American Biogenetic Sciences, Inc. and United States Life Insurance Company.

Managing General Partner

     The Managing General Partner was responsible for purchasing investments for the Fund which the Independent General Partners reviewed for compliance with the investment guidelines or otherwise approved, for providing administrative services to the Fund and for the admission of assignee Limited Partners to the Fund.

Management of Alliance Corporate and the Fund

       The senior officers of Alliance Corporate responsible for overseeing the management of the Fund are:

                             Position with Alliance Corporate Finance
                             Group Incorporated
                             ----------------------------------------

James R. Wilson              President

William Gobbo, Jr.           Senior Vice President

Christopher Bricker          Vice President and Chief Accounting Officer


       James R. Wilson, age 52, is the President of Alliance Corporate and is in charge of Alliance Corporate's Finance Department. He has specialized in private placement investment management for over 20 years. He joined Equitable Life in 1970. From 1975 to 1978, he was in charge of the Private Placement Department's Atlanta regional office, responsible for making direct placement loans to middle market companies. He then returned to the home office to supervise the credit review and approval procedures of all six regional offices. In 1980, Mr. Wilson joined the Investment Recovery Division of Equitable Capital Management Corporation and subsequently became its head. During his tenure in investment recovery, he was instrumental in a number of major restructurings and recapitalizations of troubled companies and served as chairman of several creditors' committees. Mr. Wilson was elected senior vice president and deputy head of Equitable Capital's Corporate Finance Department in 1985, and in 1991 he became executive vice president and head of the Corporate Finance Department. He was named President of Alliance Corporate Finance Group in 1993 in connection with the Alliance Capital/Equitable Capital merger. Mr. Wilson has served on several corporate Boards and presently is a director of US Leather, Inc. He is active in private placement industry events, has been a speaker at many industry conferences on leveraged buyouts and mezzanine finance and served as Chairman of the annual Private Placement Conference in 1994. Mr. Wilson is a graduate of Denison University and holds an MBA from the University of Pittsburgh.

     Mr. William Gobbo, Jr., age 54, is a Senior Vice President of Alliance Corporate. Mr. Gobbo joined Alliance Corporate through the combination with Equitable Capital. Mr. Gobbo joined Equitable Life in 1967 as an economist in the office of Equitable's Chief Economist. He joined the Private Placement Department in 1976 and in 1984 became head of an investment group that was responsible for the Department's lending activities involving financial institutions and heavy industrial companies.

     Christopher J. Bricker is a Vice President of Alliance Fund Services. He is responsible for the Accounting operations for approximately 85 Offshore and Partnership Investment Vehicles with approximately $20 billion in assets under management. Mr. Bricker has been with Alliance for 7 years and prior to joining Alliance, he worked at Dean Witter in their Intercapital Division for approximately 2 years. Mr. Bricker has a BS in Accounting from Marist College and a MBA in Finance from Long Island University.

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

The Administrator

     The Administrator performs certain operating and administrative services for the Fund on behalf of the Managing General Partner pursuant to an administrative services agreement, dated October 13, 1988, among the Fund, Equitable Capital and the Administrator. Under a new agreement that commenced on January 1, 1999, the Administrator will provide certain post termination administrative services.

       The information contained in the Prospectus under the caption "Management Arrangements" is incorporated by reference into this Item 10.

Item 11.      Executive Compensation

     The information with respect to compensation of the Independent General Partners set forth under the caption "Management Arrangements -- The Independent General Partners" in the Prospectus is incorporated by reference into this Item
11. The Fund paid Mr. Lear $34,500, Mr. Shapiro $34,500, Mr. Marshall $34,500 and Dr. Sharwell $34,500 in fees with respect to their services as Independent General Partners in 1998.

     The information with respect to the "Fund Administration Fee and Expenses" payable to the Administrator set forth under the caption "Management Arrangements -- the Administrator" in the Prospectus is incorporated by reference into this Item 11. The Fund paid $1,214,963 to the Administrator in 1998.

     The information with respect to the "Investment Advisory Fee" payable to Alliance Corporate (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements -- Description of Investment Advisory Agreements" in the Prospectus is incorporated by reference into this
Item 11. The Fund paid Alliance Corporate $1,125,652 with respect to the Investment Advisory Fees for 1998.

     Alliance Corporate, as Managing General Partner, received $105 representing distributions of net investment income in 1998.

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

Item 13.      Certain Relationships and Related Transactions

     The Fund co-invested in Enhanced Yield Investments with the Retirement Fund and certain affiliates of Equitable Capital pursuant to the terms of an exemptive order granted by the Commission on August 11, 1988 permitting coinvestments on certain terms and conditions, Equitable Capital Partners, L.P., et al. (812-6983) IC-16522, August 11, 1988 (the "Order"). On December 31, 1990,
the Commission granted a request to amend such Order to: (I) permit any person serving as an officer, director or employee of Equitable Life or any of its subsidiaries to serve as a director of Equitable Capital; (ii) permit Equitable Life and its subsidiaries (other than Equitable Capital) and certain other affiliates of Equitable Capital to invest as limited partners in sponsor limited partnerships which invest in transactions in which the Funds also invest; and
(iii) amend and restate all of the conditions and undertakings contained in the August 11, 1988 Order to conform them to those contained in the application filed with the Commission on behalf of Equitable Capital Partners II, L.P. and Equitable Capital Partners (Retirement Fund) II, L.P. Equitable Capital Partners, L.P., et al. (812-7328) IC - 17925, December 31, 1990.

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

***** Incorporated by reference to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on November 22, 1996.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1999.

                                  EQUITABLE CAPITAL PARTNERS, L.P.

                             By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,

Dated: March 30, 1999             -------------------------------
                                  James R. Wilson
                                  Title:  President


Dated: March 30, 1999             --------------------------------
                                  Christopher Bricker
                                  Title:  Vice President and Chief
                                          Accounting Officer

       Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 30th day of March, 1999.

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

________________________
John D. Carifa                      Director of Alliance Corporate

________________________
Frank Savage                        Director of Alliance Corporate

________________________            Co-Chairman, Co-Chief Executive Officer
Mark Arnold                         and Director of Alliance Corporate

________________________            Co-Chairman, Co-Chief Executive Officer
Alastair Tedford                    and Director of Alliance Corporate

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1999.

                              EQUITABLE CAPITAL PARTNERS, L.P.

                              By: Alliance Corporate Finance Group Incorporated,
                                  as Managing General Partner,

Dated: March 30, 1999                /s/  James R. Wilson
                                     -----------------------------
                                     James R. Wilson
                                     Title:  President

Dated: March 30, 1999                /s/  Christopher Bricker
                                     ----------------------------
                                     Christopher Bricker
                                     Title:  Vice President and Chief
                                             Accounting Officer

       Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 30th day of March, 1999.

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